Form 10-Q
period 2007-03-31
MBF Healthcare Acquisition Corp.
filed 2007-05-14
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
Commission file number 1-33396
MBF Healthcare Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3934207 (I.R.S. Employer Identification No.)

121 Alhambra Plaza, Suite 1100 Coral Gables, Florida (Address of principal executive offices)	33134 (Zip code)
(305) 461-1162
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
At May 11, 2007, 21,906,250 shares of the registrant’s common stock were issued and outstanding.

Page
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006	3
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (UNAUDITED)	4
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006 (UNAUDITED)	5
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (UNAUDITED)	6
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4. CONTROLS AND PROCEDURES	12

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	13
ITEM 1A. RISK FACTORS	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35
ITEM 5. OTHER INFORMATION	35
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	37
SIGNATURES
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,552	$12,404

Total current assets	7,552	12,404
Deferred offering costs	501,709	457,908

Total Assets	$509,261	$470,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	19,445	16,285
Accrued offering costs	282,879	251,419
Notes payable to a related party	275,000	240,000

Total current liabilities	577,324	507,704

Commitment	—	—

Stockholder’s Deficit
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized shares; 4,687,500 issued and outstanding	469	469
Additional paid-in capital	19,531	19,531
Deficit accumulated during the development stage	(88,063)	(57,392)

Total stockholder’s deficit	(68,063)	(37,392)

Total liabilities and stockholder’s deficit	$509,261	$470,312

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		June 2, 2006
	Three months	(date of inception)
	ended	through
	March 31, 2007	March 31, 2007
	(unaudited)	(unaudited)
Revenues	$—	$—
Expenses:
Formation and operating costs	27,511	78,618

Net loss before interest expense	(27,511)	(78,618)
Interest expense	3,160	9,445

Loss before income tax provision	(30,671)	(88,063)
Tax expense	—	—

Net loss	$(30,671)	$(88,063)

Weighted average shares outstanding	4,687,500	4,687,500
Net loss per share (basic and diluted)	$(.01)	$(.02)

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

				Deficit
				accumulated
	Common Stock		Additional	during the
			Paid-In	development
	Shares	Amount	Capital	stage	Total
Balance, June 2, 2006 (date of inception)	—	$—	$—	$—	$—
Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Unaudited:

Net loss				(30,671)	(30,671)

Balance, March 31, 2007	4,687,500	$469	$19,531	$(88,063)	$(68,063)

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		June 2, 2006
	Three months	(date of inception)
	ended	through
	March 31, 2007	March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,671)	$(88,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued expenses	3,160	19,445

Net cash used in operating activities	(27,511)	(68,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to a related party	35,000	275,000
Payment of deferred offering costs	(12,341)	(218,830)
Proceeds from issuance of common stock to founding stockholders	—	20,000

Net cash provided by financing activities	22,659	76,170

Increase in cash and cash equivalents	(4,852)	7,552
Cash and cash equivalents, beginning of period	12,404	—

Cash and cash equivalents, end of period	$7,552	$7,552

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
Note A — Organization and Business Operations
     MBF Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on June 2, 2006. The Company was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering of Units (as defined in Note C below) (the “Proposed Offering”) and the private placement of 343,750 units (the “Private Units”) and 4,250,000 warrants (the “Private Placement Warrants”) that occurred prior to the Proposed Offering (the “Private Placement”), although substantially all of the net proceeds of the Proposed Offering and Private Placement are intended to be generally applied toward consummating a Business Combination with (or acquisition of) one or more operating businesses in the healthcare industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, at least ninety-nine and a half (99.5%) percent of the gross proceeds of the Proposed Offering, after payment of certain amounts to the underwriters, will be held in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will proceed with the Business Combination only if:
•	a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination; and

•	public stockholders owning less than 30% of the shares sold in the Proposed Offering both vote against the Business Combination and exercise their conversion rights as described below.
     Public stockholders voting against the Business Combination will be entitled to convert their stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the Business Combination is approved and consummated.
     In the event that the Company does not complete a Business Combination within 24 months from the consummation of the Proposed Offering, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the founding stockholder to the extent of its initial stockholdings and the shares purchased by it in the Private Placement. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note C).
Note B — Summary of Significant Accounting Policies
[1] Cash and cash equivalents:
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)
[2] Loss per common share:
     Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
[3] Use of estimates:
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the report period. Actual results could differ from those estimates.
[4] Income taxes:
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
     The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards, aggregating approximately $34,300 and $22,400 at March 31, 2007 and December 31, 2006, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2007 and December 31, 2006.
     The effective tax rate differs from the statutory rate due to the increase in the valuation allowance.
[5] Deferred offering costs:
     Deferred offering costs consist principally of legal and accounting fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to additional paid-in capital upon the receipt of the capital.
[6] Fair value of financial instruments:
     Financial instruments consist primarily of cash in which the fair market value approximates the carrying value due to its short term nature.
[7] Recent accounting pronouncements:
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation which clarifies SFAS No. 109, “Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN 48 were effective for the Company on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s results of operations or financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.
Note C — Proposed Offering
     The Proposed Offering calls for the Company to offer for public sale up to 18,750,000 units (“Units”) (excluding 2,812,500 units pursuant to the underwriters over-allotment option). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Proposed Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring four years from the date of the prospectus. At the Company’s sole discretion, the Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Warrants are not exercisable by their holders. See Note G regarding the completion of the Proposed Offering.

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)
Note D — Related Party Transactions
     [ 1 ] The Company issued a $200,000 unsecured promissory note to its stockholder, MBF Healthcare Partners, LP, (“MBFHP”) on June 12, 2006. On August 25, 2006, the promissory note was amended and restated to increase the principal amount of the note to $400,000 and convert the loan to a non-revolving line of credit. As of March 31, 2007 and December 31, 2006 the outstanding balance was $275,000 and $240,000, respectively. The note bears interest at a rate of 5% per annum and is payable upon the earlier of a consummation of the Proposed Offering or June 12, 2007. Mike Fernandez, the Company’s Chairman and Chief Executive Officer has an interest in MBFHP. The Company accrued $9,445 and $6,285 in interest on the note at March 31, 2007 and December 31, 2006, respectively.
     [ 2 ] The Company presently occupies office space provided by MBFHP an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Registration Statement, April 17, 2007, and continuing until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. The Company has also agreed to reimburse MBF Healthcare Management, an entity owned by Mike Fernandez, of up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination. The Company accrued offering costs related to such services of $20,300 and $0 at March 31, 2007 and December 31, 2006, respectively.
Note E — Commitments
     In connection with the Proposed Offering, the Company has committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Proposed Offering (or the over-allotment option, as the case may be). In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). In addition, MBFHP, a related party to the Company committed to purchase the Private Units and the Private Placement Warrants from the Company for an aggregate purchase price of $7,000,000. Each Private Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Unit Warrant” and together with the Private Placement Warrants, the “Private Warrants”). Each Private Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the Proposed Offering or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring four years from the date of the final prospectus for the Proposed Offering. At the Company’s sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants will be identical to the Warrants, except that (1) upon a redemption of Private Warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock.
Note F — Warrants
     None of the Warrants issued in the Proposed Offering will be exercisable and the Company will not be obligated to issue shares of common stock unless at the time of exercise a prospectus relating to common stock issuable upon exercise of these Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. In no event will the Company be required to net cash settle any Warrant exercise. Under the terms of the Warrant Agreement, the Company has agreed to use its reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Warrants issued in the Proposed Offering until the expiration of these Warrants. However, the Company makes no assurance that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Proposed Offering, holders will be unable to exercise their Warrants and the Company will not be required to settle any such Warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these Warrants is not current, or if the common stock is not qualified or exempt from qualification in jurisdictions in which the holders of the Warrants reside, these Warrants may have no value, the market for these

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)
Warrants may be limited and these Warrants may expire worthless. If a registration statement is not effective for any unexercised Warrant, then the purchaser of Units purchased in the Proposed Offering will be deemed to have paid the full purchase price of $8.00 for the one share of the Company’s common stock included in the Unit. Even if the prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Proposed Offering is not current, the Private Warrants will be exercisable for unregistered shares of common stock. If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Warrants are not exercisable by their holders.
Note G — Subsequent Events
     On April 23, 2007, we completed our initial public offering (“IPO”) of 18,750,000 units, and on May 8, 2007, we completed the closing of an additional 2,812,500 units that were subject to the underwriters’ over-allotment option. The 21,562,500 units sold in the initial public offering, including the 2,812,500 units subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $172,500,000 and we incurred related offering costs of $12,186,282. In addition, on April 13, 2007, MBFHP, a related party to the Company purchased an aggregate of 343,750 Private Units from the Company at a price of $8.00 per unit and 4,250,000 Private Placement Warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. Each Private Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Unit Warrant” and together with the Private Placement Warrants, the “Private Warrants”). Each Private Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the IPO (April 17, 2007) or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring four years from the date of the final prospectus for the IPO. At the Company’s sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants will be identical to the Warrants, except that (1) upon a redemption of Private Warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock. Of the net proceeds after offering expenses of the IPO and the Private Placement, $170,962,500 was placed in a Trust Account. Except for payment of taxes, the proceeds will not be released from the Trust Account until the earlier of (i) the completion of a Business Combination or (ii) liquidation of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
Special Note About Forward-Looking Statements
     Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Recent Developments
     On April 23, 2007, we completed our initial public offering of 18,750,000 units, and on May 8, 2007, we completed the closing of an additional 2,812,500 units that were subject to the underwriters’ over-allotment option. The 21,562,500 units sold in the initial public offering, including the 2,812,500 units subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating total gross proceeds of $172,500,000. We incurred related offering costs of $12,186,282 in connection with the initial public offering and the sale of units subject to the underwriters’ over-allotment option. In addition, on April 12, 2007, MBF Healthcare Partners, L.P., the Company’s founding stockholder, purchased from the Company in a private placement an aggregate of 343,750 Private Units at a price of $8.00 per unit and 4,250,000 Private Placement Warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. Of the net proceeds after offering expenses of the initial public offering and the private placement, $170,962,500 was placed in a trust account. Except for payment of taxes, the proceeds will not be released from the trust account until the earlier of (i) the completion of a business combination or (ii) liquidation of the Company.
     For a more complete discussion of the offering and private placement see our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007.
Plan of Operation
     The Company was incorporated in Delaware on June 2, 2006. The Company was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.
     Net loss of $30,671 reported for the quarter ended March 31, 2007 consisted primarily of formation and operating expenses.
     We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 23, 2009, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

     We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through April 23, 2009. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.
     We currently have no operating business and have not selected a potential target business. If we are unable to find a suitable target business by April 23, 2009 we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.
     Since our IPO, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our Company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the IPO, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.
     Consistent with the disclosures in our prospectus dated April 17, 2007, we have focused our search on companies in the healthcare industry. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.
     In connection with the IPO, we agreed to pay the underwriters additional underwriting fees of $6,037,500, including units exercised with the over-allotment option which, the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the trust account.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation which clarifies SFAS No. 109, “Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN 48 were effective for the Company on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s results of operations or financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
     Since the Evaluation Date, there have not been any significant changes in the Company’s control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MBF HEALTHCARE ACQUISITION CORP.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     To the knowledge of management, there is no litigation currently pending or contemplated against us.
ITEM 1A. RISK FACTORS
     An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-Q before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be adversely affected. In that event, the trading price of our securities could decline, and you could lose all or a part of your investment.
Risks Relating to the Company and the Offering
We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.
     We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to begin operations was dependent upon obtaining financing through the public offering of our securities. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the healthcare industry. We do not have any business combination under consideration and we have neither identified, nor been provided with the identity of, any potential target businesses. Neither we, nor any of our affiliates or representatives acting on our behalf, has had any direct or indirect contacts or discussions with any target business regarding a business combination or taken any direct or indirect measures to locate a target business or consummate a business combination. We will not generate any revenues (other than interest income on the proceeds of our initial public offering held in the trust account) until, if at all, after the consummation of a business combination. We cannot assure you as to when, or if, a business combination will occur.
We may not be able to complete a business combination within the required time frame, in which case our corporate existence will terminate and we will be forced to liquidate.
     We must complete a business combination with a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition by April 23, 2009 (24 months after the consummation of our initial public offering). If we fail to complete a business combination within the required time frame, our corporate existence will terminate and our amended and restated certificate of incorporation requires that we promptly initiate procedures to liquidate and distribute our assets in compliance with Section 281(b) of the Delaware General Corporation Law (DGCL). We do not have any business combination under consideration and we have neither identified nor been provided with the identity of any potential target businesses. Furthermore, we have agreed that any target companies with respect to which MBF Healthcare Partners, L.P. has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our initial public offering will not be a potential acquisition target for us. Consequently, we may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.
If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.
     If we are unable to complete a business combination and are forced to liquidate our assets, the per share liquidation amount will be less than $8.00 because of the expenses related to our initial public offering, our general and administrative expenses, and the anticipated costs associated with seeking a business combination. Furthermore, holders of our warrants are not entitled to participate in a liquidation distribution and the warrants will expire with no value if we liquidate before the completion of a business combination. As a result, purchasers of the units will have paid the full unit purchase price of $8.00 solely for the share of common stock included in each unit.

Unlike most other blank check offerings, we allow up to but less than 30% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to get a business combination approved over stockholder dissent, and you may not receive the full amount of your original investment upon exercise of your conversion rights.
     When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our founding stockholder and our officers and directors) the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights. Because we permit a larger number of stockholders to exercise their conversion rights, it will reduce the requirement to consummate an initial business combination with a target business which you may vote against, making it easier for us to get a business combination approved over stockholder dissent, and you may not receive the full amount of your original investment upon exercise of your conversion rights.
Unlike most other blank check offerings, we allow up to but less than 30% of our public stockholders to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most efficient business combination or optimize our capital structure.
     When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our founding stockholder and our officers and directors) the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise their conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings which have a 20% threshold, we allow up to but less than 30% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion if the transaction is approved, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at a higher than desirable level. This may limit our ability to effectuate the most attractive business combination available to us.
Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.
     Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•	upon consummation of our initial public offering, $170,962,500 of the proceeds from the offering and of the private placement, and the deferred underwriting discount were placed into the trust account, which funds may not be disbursed from the trust account except in connection with our initial business combination or upon our liquidation;

•	prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•	we may not consummate our initial business combination unless (i) it is approved by a majority of the shares of our common stock voted by our public stockholders and (ii) public stockholders owning less than 30% of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights;

•	if our initial business combination is approved and consummated, public stockholders who voted against the business combination and who exercised their conversion rights will receive their pro rata share of the trust account (net of taxes payable);

•	if a business combination is not consummated within the 24-month period specified in our final prospectus filed with the SEC on April 17, 2007, our corporate existence will terminate and our power will immediately thereupon be limited to acts and activities relating to winding up our affairs, including distribution of our assets, and we will not be able to engage in any other business activities; and • we may not consummate our initial business combination unless it meets the conditions specified in our final prospectus filed with the SEC on April 17, 2007, including the requirement that the business combination be with an operating business whose fair market value is equal to at least 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such business combination.
     Our amended and restated certificate of incorporation requires that we obtain the unanimous consent of our stockholders to amend the above provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, some or all of the above provisions could be amended without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders and we will not take any action to waive or amend any of these provisions.
Because there are numerous “blank check” companies similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.
     Based upon publicly available information, as of January 31, 2007, approximately 81 similarly structured “blank check” companies have completed initial public offerings in the United States since August 2003 and numerous others have filed registration statements. Of these companies, we estimate that only 17 companies have consummated a business combination, while 27 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated such business combinations. Accordingly, there are approximately 37 “blank check” companies which we estimate to have more than $2.9 billion in trust, and potentially an additional 52 “blank check” companies with more than an additional $4.4 billion in trust, that have filed registration statements and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may complete a business combination in any industry they choose. We believe that there are approximately three blank check companies that have identified the healthcare industry as the industry in which they are seeking to complete a business combination, and another 15 companies that have declared that they intend to target a broader range of companies to effect a business combination, which may include companies in the healthcare industry. As a result, we may be subject to competition from these and other companies seeking to complete a business combination within the healthcare industry which, in turn, will result in an increased demand for privately-held companies in these industries. Further, the fact that only 17 “blank check” companies have completed a business combination, and 27 other companies have entered into definitive agreements or letters of intent with respect to potential business combinations, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a business combination with a publicly-held “blank check” company. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target operating business within such time periods, the terms of our amended and restated certificate of incorporation will require us to liquidate.
We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.
     We have reserved approximately $1,800,000 from the proceeds of our initial public offering to cover our operating expenses for the next 24 months, including expenses incurred in connection with a business combination, based upon our management’s estimate of the amount required for these purposes. This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing. We may not be able to obtain additional financing and neither MBF Healthcare Partners, L.P. nor our management is obligated to provide any additional financing. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.

The ability of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
     When we seek stockholder approval of our initial business combination, we will offer each public stockholder (other than our founding stockholder) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against our initial business combination and our initial business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to incur an amount of leverage that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.
Because the amount of time it will take to obtain physical stock certificates is uncertain and beyond our control, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights.
     We may require that stockholders who wish to exercise their conversion rights tender physical certificates representing their shares to us not later than the day prior to the stockholders meeting. While some blank check companies have required physical delivery of certificates, most such companies do not impose such a requirement. Consequently, our stockholders may have a higher likelihood of encountering difficulty in converting their shares than they would in connection with other blank check companies. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than we anticipate to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.
Our determination of the offering price of our units and of the aggregate amount of proceeds we raised in our initial public offering was more arbitrary than typically would be the case if we were an operating company rather than an acquisition vehicle.
     Prior to our initial public offering we had no operating history and there was no public market for any of our securities. The public offering price of the units, the terms of the warrants, aggregate proceeds we raised, and the amount placed in a trust account were the products of negotiations between the underwriters and us. The factors that were considered in making these determinations included:
•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business in the healthcare industry;

•	our capital structure;

•	an assessment of our management team and their experience in identifying acquisition targets and structuring acquisitions;

•	general conditions of the securities markets at the time of the offering;

•	the likely competition for acquisition targets; and

•	the likely number of potential targets.
     We expect that the initial public offering gross proceeds of $172,500,000 will enable us to effect an initial business combination with a business whose fair market value is at least $131,940,000. The actual amount of consideration which we will be able to pay for the business combination will depend on whether we choose, or are able, to pay a portion of the business combination consideration with shares of our common stock or if we are able to finance a portion of the consideration with debt financing. Although these factors were considered, the determination of our per unit offering price and aggregate proceeds was more arbitrary than typically would be the case if we were an operating company, as it is management’s estimate of the amount needed to fund our operations for the next 24 months since we have no operating history or financial results. In addition, because we have not identified any potential target businesses, management’s assessment of the financial requirements necessary to complete a business combination may prove to be inaccurate, in which case we may not have sufficient funds to complete a business combination and we will be forced to either find additional financing or liquidate.
You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.
     Because the net proceeds from our initial public offering are intended to be used to complete a business combination with one or more operating businesses that have not been identified, we may be deemed to be a blank check company under federal securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of the offering and filed a Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from the rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units will be immediately tradeable and we will have a longer period of time within which to complete a business combination in certain circumstances than would be permitted under Rule 419.
If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.
     We currently believe that our dissolution and any plan of distribution subsequent to the expiration of the 24-month deadline contained in our amended and restated certificate of incorporation would proceed in approximately the following manner. Our board of directors will, consistent with our amended and restated certificate of incorporation, as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the DGCL. Due to the need to comply with Section 281(b), we cannot provide any assurances that the distribution of our assets will occur within a specified time frame.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them, regardless of when the claims are filed.
     We cannot assure you that third parties will not seek to recover from the assets distributed to our public stockholders any amounts owed to them by us. Under the DGCL, our stockholders could be liable for any claims against the company to the extent of distributions received by them in dissolution. Further, because we will distribute our assets in accordance with Section 281(b) rather than Sections 280 and 281(a), any such liability of our stockholders could extend to claims for which an action, suit or proceeding is begun after the third anniversary of our dissolution. The limitations on stockholder liability under the DGCL for claims against a dissolved corporation are determined by the procedures that a corporation follows for distribution of its assets following dissolution. If we complied with the procedures set forth in Sections 280 and 281(a) of the DGCL (which would include, among other things, a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, an additional 150-day waiting period before any liquidating distributions are made to stockholders, as well as review by the Delaware Court of Chancery) our stockholders would have no further liability with respect to claims on which an action, suit or proceeding is begun after the third anniversary of our dissolution. However, in accordance with our intention to dissolve and distribute our assets to our stockholders as soon as reasonably possible after dissolution, our amended and restated certificate of incorporation provides that we will comply with Section 281(b) of the DGCL instead of Sections 280 and 281(a). Accordingly, our stockholders’ liability could extend to claims for which an action, suit or proceeding is begun after the third anniversary of our dissolution.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by our stockholders would be less than approximately $7.96 per share.
     Placing the funds in a trust account may not protect those funds from third-party claims against us. Pursuant to Sections 280 and 281 of the DGCL, upon our dissolution we will be required to pay or make reasonable provision to pay all claims and obligations of the corporation, including all contingent, conditional, or unmatured claims. While we intend to pay those amounts from our funds not held in trust, we cannot assure you those funds will be sufficient to cover such claims and obligations. Although we will seek to have all vendors, prospective target businesses, and other entities with whom we execute agreements waive any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements, and it is not a condition to our doing business with anyone. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would enter into an agreement with a third party that did not execute a waiver only if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and the per share liquidation price could be less than approximately $7.96, plus interest (net of taxes payable on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors or other entities. Any insurance we may procure to cover such claims will be subject to various limits and exclusions and may be insufficient to adequately protect the trust account against such claims.
     If we are unable to complete a business combination and are forced to liquidate, our current officers have each agreed to be jointly and severally personally liable for ensuring that the proceeds in the trust account are not reduced by (i) the claims of vendors for services rendered or products sold to us, (ii) claims of prospective target businesses for fees and expenses of third parties for which we agree in writing to be liable and (iii) claims by vendors or prospective target businesses, or if such person or entity does not provide a valid and enforceable waiver to rights or claims to the trust account so as to ensure that the proceeds in the trust account are not reduced by the claims of such persons that are owed money by us, in each case to the extent any insurance we may procure is inadequate to cover any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. Based on representations made to us by our officers, we currently believe that they are of substantial means and capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked them to reserve for such an eventuality. The indemnification obligations may be substantially higher than our officers currently foresee or expect and their financial resources may deteriorate in the future. Hence, we cannot assure you that our officers will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by those claims. If our Board of Directors adopts a plan of distribution of our assets and it is subsequently determined that our reserve for claims and liabilities to third parties is insufficient, stockholders who received funds from our trust account could be liable for up to such amounts to creditors.
     If we are forced to file a bankruptcy case or an involuntary case is filed against us that is not dismissed, the funds held in the trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share liquidation distribution would be less than the initial $7.96 per share held in the trust account.
Because we have not selected any prospective target businesses, you will be unable to ascertain the merits or risks of any particular target business’ operations.
     Because we have not yet selected or approached any prospective target businesses with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, financial condition, or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of the acquired company or companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in any particular target business.
A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.
     It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, will not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control, such as if 30% or more of our public stockholders vote against the transaction even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.
     Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our initial public offering, there were 1,562,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments to issue any additional securities, we may issue a substantial number of additional shares of our common stock, preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:
•	may significantly reduce the equity interest of our stockholders;

•	could cause a change in control which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock and warrants.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.
     Although as of the date of this filing we have no commitments to incur any debt, we may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt:
•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	may cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to repay immediately all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•	may require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	may limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	may make us more vulnerable to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation;

•	may limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

•	may place us at a disadvantage compared to our competitors who have less debt.

Any desire by our current officers and directors to remain with us following a business combination may result in a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interests.
     The personal and financial interests of our current officers and directors may influence them to condition an acquisition on their retention with us following the business combination, and to view more favorably acquisition targets that offer them a continuing relationship, either as an officer, director, consultant, or other third-party service provider, after the business combination. In addition, there may be a conflict of interest in the negotiation of the terms and conditions related to such continuing relationships as our officers and directors may be influenced by their personal and financial interests rather than the best interests of our public stockholders.
The loss of any member of our management team prior to the consummation of a business combination could adversely affect our ability to successfully consummate a business combination.
     Our operations prior to our initial business combination are dependent upon a relatively small group of members of our management, including Mike Fernandez, Marcio Cabrera and Jorge Rico. We believe that our success prior to the consummation of a business combination depends upon the continued service of our management. We cannot assure you that these individuals will remain with us for the immediate or foreseeable future. We do not have key man life insurance on these individuals. We do not have employment contracts with any of our current management. The loss of any of these individuals would have an adverse effect on our ability to successfully consummate a business combination.
Our ability to be successful following a business combination will depend on the efforts of the management team that remains with the combined company.
     Our management team currently intends to stay involved with us following a business combination, either as managers or in an advisory capacity. The role that our management team will assume following a business combination will depend on the type of business acquired and the sector of the healthcare industry in which the target company operates. The future role of our management personnel following a business combination, however, cannot presently be fully ascertained. In making the determination whether our current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management, determine whether it is in the best interests of the combined company to retain such personnel and negotiate with such personnel as appropriate. We will have limited ability to evaluate the management of the target business and we cannot assure you that our assessment of these individuals will prove to be correct.
     Our management team will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as a part of any such combination, which terms would be disclosed to our stockholders in any proxy statement relating to such transaction. If we acquired a target business in an all-cash transaction, it would be more likely that the current members of management would remain with us, if they choose to do so. If a business combination were structured as a merger in which the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company because control of the company would rest with the target company and not our current management unless otherwise negotiated as part of the transaction in the acquisition agreement, an employment agreement, or other arrangement. If our current management chooses to remain with us after the business combination, they will negotiate the terms of the business combination as well as the terms of their employment arrangements and may have a conflict of interest in negotiating the terms of the business combination while, at the same time, negotiating terms of their employment arrangements. The unexpected loss of the services of one or more of these members of our management team could have a detrimental effect on us.
Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to complete a business combination.
     Our officers and directors are not required to, and will likely not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Each member of our management team is engaged in several other business endeavors, including without limitation, active employment with MBF Healthcare Partners, L.P., and they are not obligated to contribute any specific number of hours per week to our affairs. As active employees of MBF Healthcare Partners, L.P., or the fund, members of our management team are required to identify target businesses for the fund, which could impact their ability to identify target businesses for us. Furthermore, we have agreed that any target companies with respect to which MBF Healthcare Partners, L.P. has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our initial public offering will not be a potential acquisition target for us. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to complete a business combination.
Our officers and directors are, and may in the future become, affiliated with entities in the healthcare industry and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
     Until we complete a business combination, we intend to engage in the business of identifying and acquiring one or more potential target businesses in the healthcare industry. Our officers and directors are affiliated with entities, including other “blank check” companies, that are engaged in a similar business. Each of Mike Fernandez, Marcio Cabrera and Jorge Rico is affiliated with MBF Healthcare Partners, L.P., a private equity firm targeting companies in the healthcare industry for acquisition or investment. Roger J. Medel and Carlos Saladrigas, members of our Board of Directors, are also on the Advisory Committee of MBF Healthcare Partners, L.P. Mike Fernandez is a majority owner of Healthcare Atlantic, Inc., one of Florida’s largest dental health maintenance organizations. In addition, Mr. Fernandez is on the board of directors of Pediatrix Medical Group, Inc., a provider of newborn, maternal-fetal and pediatric physician services, and Dr. Medel is the Chief Executive Officer and a director of Pediatrix Medical Group, Inc. These entities may compete with us for investment and acquisition opportunities.
     Each of Messrs. Fernandez, Cabrera, Rico, Saladrigas and Argiz and MBF Healthcare Partners, L.P. has granted us a “right of first refusal,” effective upon the consummation of our initial public offering, with respect to any company or business in the healthcare industry whose aggregate enterprise value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable). However, if our other officers and directors become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated, due to existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us.
Mike Fernandez, our Chairman and Chief Executive Officer, is subject to non-competition restrictions that will restrict us from pursuing business opportunities in selected sectors of the healthcare industry. This could have a negative impact on our ability to complete a business combination.
     In connection with the disposition of previously owned businesses in the healthcare industry, Mike Fernandez entered into various noncompetition agreements. Mike Fernandez agreed that until December 31, 2007, he would not directly or indirectly, own, operate, manage, control, engage in, invest in or participate in any manner in any business related to any Florida state-sponsored health insurance business, including but not limited to, any program administered by AHCA, Florida Healthy Kids corporation or the Florida Department of Elder Affairs. In addition, until February 16, 2010, Mike Fernandez cannot (1) own or operate any medical center, office, clinic or facility in Florida or (2) directly or indirectly engage in any Medicare+Choice/Medicare Advantage Program, Medicare insurance line of business or Medicare insurance product in any of the following jurisdictions: Arizona, Colorado, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, North Carolina, North Dakota, Ohio, Puerto Rico, South Carolina, South Dakota, Tennessee, Texas, Utah and Wisconsin. Because of Mike Fernandez’s position as our Chairman and Chief Executive Officer, the restrictions in his non-competition agreements will effectively restrict us from pursuing business combinations and investments that involve certain government sponsored healthcare services which we could have considered had these non-competition agreements not been in place. Our inability to pursue these opportunities could have a negative impact on our ability to complete a business combination.
None of our officers or directors has ever been associated with a publicly held blank check company.
     Our officers and directors have never served as officers or directors of a development stage public company with the business purpose of raising funds to acquire a company. Furthermore, our officers and directors have limited experience in private equity companies with the business purpose of raising funds to acquire a company. Accordingly, you may not be able to adequately evaluate their ability to successfully complete a business combination through a blank check public company or a company with a structure similar to ours.
Because Mike Fernandez, our Chairman and Chief Executive Officer, indirectly owns shares of our common stock that will not participate in liquidating distributions, he may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
     Mike Fernandez, our Chairman and Chief Executive Officer, through MBF Healthcare Partners, L.P., indirectly owns shares of our common stock. Upon our liquidation, MBF Healthcare Partners, L.P. will not have the right to receive distributions from the trust account with respect to shares of our common stock it acquired prior to the completion of our initial public offering and it would lose its entire investment in us were this to occur. Therefore, Mr. Fernandez’s personal and financial interests may influence his motivation in identifying and selecting target businesses and completing a business combination in a timely manner. This may result in a conflict of interest when determining whether the terms, conditions, and timing of a particular business combination are appropriate and in our stockholders’ best interest.
Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.
     Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account unless the business combination is consummated. The amount of available proceeds is based upon our management’s estimate of the amount needed to fund our operations for the next 24 months and complete a business combination. This estimate may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion of the available proceeds in pursuit of an acquisition that is not consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in our public stockholders’ best interest.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our founding stockholder or our officers and directors, which may raise potential conflicts of interest.
     In light of our founding stockholder’s and our officers’ and directors’ involvement with other healthcare companies and our intent to complete a business combination with one or more operating businesses in the same industry, we may decide to acquire one or more businesses affiliated with our founding stockholder or our officers and directors. For example, each of Mike Fernandez, Marcio Cabrera and Jorge Rico is affiliated with our founding stockholder, MBF Healthcare Partners, L.P., a private equity firm that has acquired one healthcare company and is targeting companies in the healthcare industry for acquisition or investment. In addition, Mike Fernandez is the majority owner of Healthcare Atlantic, Inc. and Hospitalists of America, LLC, both companies in the healthcare industry. Further, Mr. Fernandez is on the board of directors of Pediatrix Medical Group, Inc. and Dr. Medel is the Chief Executive Officer and a director of Pediatrix Medical Group, Inc. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our public stockholders from a financial point of view of a business combination with one or more businesses affiliated with our founding stockholder, or our officers and directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
We will not generally be required to obtain a determination of the fair market value of a target business or target businesses from an unaffiliated, independent investment banking firm.
     Our initial business combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such acquisition. The fair market value of such business or businesses will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, and book value. We have agreed to obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc., or NASD, with respect to the satisfaction of such criteria. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business or businesses have sufficient fair market value, even if the target business or businesses are affiliated with one of our officers or directors.
The American Stock Exchange may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
     Our securities are currently listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

     If the American Stock Exchange delists our securities from trading on its exchange and we are not able to list our securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board, or “pink sheets.” As a result, we could face significant material adverse consequences including:
•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
     The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Since we will be listed on the American Stock Exchange, our securities will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the American Stock Exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer securities.
If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
     If at any time our securities are no longer listed on the American Stock Exchange or another exchange or quoted on Nasdaq or we have net tangible assets of $5,000,000 or less or our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.
     If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.
We may only be able to complete one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.
     The net proceeds from our initial public offering and the private placement estimated at $172,762,500 will provide us with approximately $170,962,500, which we may use to complete a business combination. Although we are permitted to effect a business combination with more than one target business, we currently intend to effect our initial business combination with a single operating business whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition. If we acquire more than one target business, additional issues would arise, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure, and closing with multiple target businesses. In addition, we would be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the business combination below the required threshold of 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable). As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:
•	result in our dependency upon the performance of a single operating business;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes, or services; and

•	subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.
     In this case we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.
Any attempt to consummate more than one transaction as our initial business combination will make it more difficult to consummate our initial business combination.
     In the event that we are unable to identify a single operating company with which to engage in a business combination, we may seek to acquire contemporaneously multiple operating companies whose collective fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of those acquisitions. Acquisitions involve a number of special risks, including diversion of management’s attention, legal, financial, accounting, and due diligence expenses, and general risks that transactions will not be consummated. To the extent we try to consummate more than one transaction at the same time, all of these risks will be exacerbated, especially in light of the small size of our management team and our limited financial and other resources. Completing our initial business combination through more than one acquisition likely would result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of the acquisition with multiple sellers. In addition, due to the difficulties involved in consummating multiple acquisitions concurrently, our attempt to complete our initial business combination in this manner would increase the chance that we would be unable to successfully complete our initial business combination in a timely manner. In addition, if our initial business combination entails simultaneous transactions with different sellers, each seller will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to complete the initial business combination. As a result, if we attempt to consummate our initial business combination in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to satisfy the requirements for an initial business combination and force us to liquidate.
Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.
     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, together with additional financing, if available, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:
•	our obligation to seek stockholder approval of a business combination may delay or prevent the consummation of a transaction;

•	our obligation not to target any companies with respect to which MBF Healthcare Partners, L.P. has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our offering may prevent the consummation of a transaction within the required time frame;

•	our obligation to convert the shares of common stock into cash in certain instances may reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.
     In the event that we are unable to identify a single operating company with which to engage in a business combination, we may seek to acquire contemporaneously multiple operating companies whose collective fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of those acquisitions. To the extent that our business combination entails the contemporaneous acquisition of more than one operating business, we may not have sufficient resources, financial or otherwise, to effectively and efficiently conduct adequate due diligence and negotiate definitive agreements on terms most favorable to our stockholders. In addition, because our business combination may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.
We may acquire a target business with a history of poor operating performance and there is no guarantee that we will be able to improve the operating performance of that target business.
     Due to the competition for business combination opportunities, we may acquire a target business with a history of poor operating performance if we believe that target business has attractive attributes that can take advantage of trends in the healthcare industry. However, acquiring a target company with a history of poor operating performance can be extremely risky and we may not be able to improve operating performance. If we cannot improve the operating performance of such a target business following our business combination, then our business, financial condition, and results of operations will be adversely affected. Factors that could result in us not being able to improve operating performance include, among other things:
•	inability to predict changes in technological innovation;

•	inability to predict changes in consumer tastes and preferences;

•	competition from superior or lower-priced products;

•	lack of financial resources;

•	inability to attract and retain key executives and employees;

•	claims for infringement of third-party intellectual property rights and/or the availability of third-party licenses; and

•	changes in, or costs imposed by, government regulation.
We may acquire a target business with operations located outside of the United States which may subject us to additional risks that could have an adverse effect on our business operations and financial results subsequent to the business combination.
     Acquiring and operating a domestic target company with operations located outside of the United States may involve additional risks, including changes in trade protection and investment laws, policies and measures, and other regulatory requirements affecting foreign trade and investment; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. In addition, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect the price of acquiring a foreign target business and, subsequent to acquisition, our future net revenues. These types of risks may impede our ability to successfully complete a business combination with a target business which has operations located outside of the United States and may impair our financial results and operations if we consummate such a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
     Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to complete a business combination, since we have not yet selected or approached any prospective target businesses we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of the offering prove to be insufficient, because of the size of the business combination, the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of the target business or businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses. None of our officers, directors, or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.
Our founding stockholder controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
     Our founding stockholder owns approximately 18.9% of our issued and outstanding shares of common stock. In addition, there is no restriction on the ability of our founding stockholder and our officers and directors to purchase units or shares of our common stock in the market. If they were to do so, the percentage of our outstanding common stock held by our founding stockholder and our officers and directors would increase. Our Board of Directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of this “staggered” Board of Directors, only a minority of the Board of Directors would be considered for election. As a result of his substantial beneficial ownership through control of our founding stockholder, Mike Fernandez, our Chairman and Chief Executive Officer, may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers, and similar transactions (other than approval of the initial business combination). Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.
     Because of our founding stockholder’s agreement with the underwriters to make open market purchases of common stock commencing on the later of (a) ten business days after we file a Current Report on Form 8-K announcing our execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the “restricted period” under Regulation M promulgated by the SEC, and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by our stockholders, our founding stockholder may obtain an even larger ownership block of our common stock which could permit it to influence the outcome of all matters requiring approval by our stockholders at such time, including our initial business combination, the election of directors and approval of significant corporate transactions following the consummation of our initial business combination. For a more complete discussion, including a detailed description of when such purchases may begin under Regulation M, please see the section of the Company’s final prospectus filed with the SEC on April 17, 2007 entitled “Principal Stockholders.”
Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     In connection with our initial public offering, as part of the units, we issued warrants to purchase 21,562,500 shares of common stock. In addition, in connection with the private placement, we issued warrants to purchase 343,750 shares of common stock as part of the units, and additional warrants to purchase 4,250,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and the potential for such issuance could reduce the value of the shares that may be issued to complete the business combination. Accordingly, the existence of our warrants may make it more difficult to effectuate a business combination or may increase the acquisition cost of a target business if we are unable to complete a business combination solely with cash. Additionally, the sale, or potential sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
     Our founding stockholder’s obligation to purchase common stock in the open market commencing on the later of ten business days after we file a current report on Form 8-K announcing our execution of a definitive agreement for our initial business combination or 60 calendar days after the end of the “restricted period” under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is voted upon by our stockholders may support the market price of the common stock and/or warrants during such period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the common stock and/or warrants.
     Our founding stockholder has agreed, pursuant to an agreement with the underwriters in our initial public offering in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $12.0 million of our common stock in the open market, at market prices not to exceed the per share amount held in the trust account (less taxes payable), commencing on the later of (a) ten business days after we file a Current Report on Form 8-K announcing our execution of a definitive agreement for our initial business combination (“Signing 8-K”) or (b) 60 calendar days after the end of the “restricted period” under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by our stockholders. The per share amount held in the trust account (less taxes payable) will be determined by us as of the close of business on the day prior to the filing of the Signing 8-K and will be disclosed in the Signing 8-K. Our founding stockholder will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Consequently, if the market does not view a business combination positively, these purchases may have the effect of counteracting the market’s view of the business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchases may materially adversely affect the market price of our securities.
An effective registration statement may not be in place when an investor desires to exercise warrants, which would preclude an investor from being able to exercise his, her or its warrants and cause those warrants to be practically worthless.
     None of the warrants issued in our initial public offering will be exercisable, and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise these warrants, a prospectus relating to the common stock issuable upon exercise of these warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of these warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants issued in our initial public offering, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. In no event will we be required to net cash settle any warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, these warrants may have no value, the market for these warrants may be limited and these warrants may expire worthless. Thus, in these instances, the purchaser of a unit purchased in our initial public offering would have paid the full $8.00 purchase price solely for the one share of our common stock included in the unit. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the warrants issued in the private placement to MBF Healthcare Partners, L.P. will be exercisable for unregistered shares of common stock.
We may choose to redeem our outstanding warrants when a prospectus relating to the common stock issuable upon exercise of such warrants is not current, the warrants will not be exercisable and the warrant holders may receive less than fair market value for the warrant or no value at all.
     We may redeem the warrants at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption to warrant holders. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. Further, if we redeem the warrants while the prospectus relating to the common stock issuable upon exercise of the warrants is not current, public warrant holders will not be able to exercise the warrants and may receive much less than fair value for the warrant or no value at all. In addition, public warrant holders may not be able to exercise their warrants during the 30-day notice period prior to redemption if a current prospectus is unavailable.
Our founding stockholder’s exercise of its registration rights may have an adverse effect on the market price of our common stock, and the existence of these rights may make it more difficult to effect a business combination.
     MBF Healthcare Partners, L.P. is entitled to demand on up to two occasions that we register the resale of its shares of common stock and warrants, including those shares of common stock included in, or issued upon exercise of the warrants purchased in this private placement and included in the units purchased in the private placement, in certain circumstances and has certain “piggy back” registration rights. If MBF Healthcare Partners, L.P. exercises its registration rights with respect to all of its shares of common stock and warrants (including the shares and warrants included in the units and the warrants issued in the private placement) then there will be an additional 9,625,000 shares of common stock eligible for trading in the public market. This potential increase in trading volume may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business in the event that we are unable to complete a business combination solely with cash, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
     If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.
     In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, and disclosure requirements, and other rules and regulations.
     We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account may only be invested by the trustee in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or securities issued or guaranteed by the United States. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Our common stock is not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in the trust account to our public stockholders as part of our plan of dissolution and distribution. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.
Our directors, including those we expect to serve on our Audit Committee, may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.
     Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because all of our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as attending meetings of the Board of Directors, identifying potential target businesses, and performing due diligence on suitable business combinations, and certain of our directors indirectly own shares of our securities, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. There is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our Board of Directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we complete a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that actually are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.
If the private placement was not conducted in compliance with applicable law, our founding stockholder may have the right to rescind its unit and warrant purchase. The rescission rights, if any, may require us to refund an aggregate of $7,000,000 to our founding stockholder, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our liquidation.
     Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the securities issued in the private placement should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although our founding stockholder has waived its rights, if any, to rescind its unit and warrant purchases as a remedy to our failure to register these securities, its waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. If the founding stockholder brings a claim against us and successfully asserts rescission rights, we may be required to refund an aggregate of $7,000,000, plus interest, to it, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our liquidation.
Risks Associated with the Healthcare Industry
     We intend to acquire a company in the healthcare industry. Businesses in the healthcare industry are subject to numerous risks, including the following:
The healthcare industry is subject to various influences, each of which may adversely affect our prospective business.
     The healthcare industry is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Any changes in current healthcare financing and reimbursement systems could require us to make unplanned enhancements of our prospective products or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our prospective products or services by clients. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Such programs may increase governmental regulation or involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our prospective products or services.
     Many healthcare industry participants are consolidating to create integrated healthcare systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. Industry participants may try to use their market power to negotiate price reductions for our prospective products and services. If we were forced to reduce our prices, our operating results would be adversely affected if we could not achieve corresponding reductions in our expenses.
Any business we acquire will be subject to extensive government regulation. Any changes to the laws and regulations governing our prospective business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our possible operations and could adversely affect our operating results.
     We believe that our prospective business may be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations which may govern our prospective operations are generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue by:
•	imposing additional capital requirements;

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated benefits;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.
     For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996, which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information and security systems to prevent the inappropriate release of protected member health information. Compliance with this law is uncertain and has affected the revenue streams of entities subject to it. Similarly, individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. In 1999, the California legislature enacted a law effective in 2001 for all health care service plan contracts issued, delivered, amended or renewed on or after January 1, 2000, requiring all health plans to make available to members independent medical review of their claims. Any analogous requirements applied to our prospective products or services would be costly to implement and could adversely affect our prospective revenues.
     We believe that our business, if any, will be subject to various routine and non-routine governmental reviews, audits and investigations. Violation of the laws governing our prospective operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of any contracts to provide products or services, the suspension or revocation of any licenses, and exclusion from participation in government sponsored health programs, such as Medicaid. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in revenue and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.
     The current administration’s issuance of new regulations, its review of the existing Health Insurance Portability and Accountability Act of 1996 rules and other newly published regulations, the states’ ability to promulgate stricter rules and uncertainty regarding many aspects of the regulations may make compliance with any new regulatory landscape difficult. In order to comply with any new regulatory requirements, any prospective business we acquire may be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with any such new regulations may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we would be able to recover our costs of complying with any new regulations. Any new regulations and the related compliance costs could adversely affect our business.
We may face substantial risks of litigation as a result of operating in the healthcare industry. If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.
     Litigation is a risk that each business contends with, and businesses operating in the healthcare industry do so more than most. In recent years, medical product companies have issued recalls of medical products, and physicians and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We intend to maintain liability insurance in amounts that we believe will be appropriate for our prospective operations. We also intend to maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy. However, this insurance coverage may not cover all claims against us. Furthermore, insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by, or exceeded the coverage of, our insurance, our financial condition could be adversely affected.

We may be dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our prospective products or services, or delays in such payments, could adversely affect our prospective revenue.
     A large portion of our revenue may consist of payments from Medicare and Medicaid programs. Because these are generally fixed payments, we would be at risk for the cost of any products or services provided to our clients. We cannot assure you that Medicare and Medicaid will continue to pay in the same manner or in the same amount that they currently do. Any reductions in amounts paid by government programs for our prospective products or services or changes in methods or regulations governing payments would adversely affect our potential revenue. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would also adversely affect our potential revenue.
If our costs were to increase more rapidly than fixed payment adjustments we receive from Medicare, Medicaid or other third-party payors for any of our potential products or services, our revenue would be adversely affected.
     We may receive fixed payments for our prospective products or services based on the level of service or care that we provide. Accordingly, our revenue may be largely dependent on our ability to manage costs of providing any products or services and to maintain a client base. We may become susceptible to situations where our clients may require more extensive and therefore more expensive products or services than we may be able to profitably deliver. Although Medicare, Medicaid and certain third-party payors currently provide for an annual adjustment of various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our costs of providing our products or services increased more than the annual adjustment, any revenue stream we may generate would be adversely affected.
We may depend on payments from third-party payors, including managed care organizations. If these payments are reduced, eliminated or delayed, our prospective revenues could be adversely affected.
     We may be dependent upon private sources of payment for any of our potential products or services. Any amounts that we may receive in payment for such products and services may be adversely affected by market and cost factors as well as other factors over which we have no control, including regulations and cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Any reductions in such payments, to the extent that we could not recoup them elsewhere, would adversely affect our prospective business and results of operations. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would adversely affect our prospective business and results of operations.
Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials, which could adversely affect our business.
     Medicare fiscal intermediaries and other payors may periodically conduct pre-payment or post-payment medical reviews or other audits of our prospective products or services. In order to conduct these reviews, the payor would request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the documentation of any products or services that we might provide. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of such products or services will result in material recoupments or denials, which could adversely affect our financial condition and results of operations.
Regional concentrations of our prospective business may subject us to economic downturns in those regions.
     Our business may include or consist of regional companies. If our operations are concentrated in a small number of states, we will be exposed to potential losses resulting from the risk of an economic downturn in these states. If economic conditions in these states deteriorate, we may experience a reduction in existing and new business, which may adversely affect our business, financial condition and results of operations.
We may be dependent primarily on a single potential product or service. Such a product or service may take us a long time to develop, gain approval for and market.
     Our future financial performance may depend in significant part upon the development, introduction and client acceptance of new or enhanced versions of a single potential product or service to the healthcare industry. We cannot assure you that we will be successful in acquiring, developing or marketing such a product or service or any potential enhancements to it. Such activities may take us a long time to accomplish, and there can be no guarantee that we will ever actually acquire, develop or market any such product or service. In addition, competitive pressures or other factors may result in price erosion that could adversely affect our results of operation.

If the FDA or other state or foreign agencies impose regulations that affect our potential products, our costs will increase.
     The development, testing, production and marketing of any of our potential products that we may manufacture, market or sell following a business combination may be subject to regulation by the Food and Drug Administration, or the FDA under the Federal Food, Drug and Cosmetic Act. Product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, will be subject to comprehensive regulation by the FDA and other United States regulatory agencies and by comparable authorities in other countries. Securing approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy.
     The FDA requires producers of medical devices and drug products to obtain FDA licensing prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA would act favorably or quickly in making such reviews, and significant difficulties or costs may potentially be encountered by us in any efforts to obtain FDA licenses. The FDA may also place conditions on licenses that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which we have the exclusive right to commercialize any potential patented products. We may make modifications to any potential devices and may make additional modifications in the future that we may believe do not or will not require additional clearances or approvals. If the FDA should disagree and require new clearances or approvals for the potential modifications, we may be required to recall and to stop marketing the potential modified devices. We also may be subject to reporting regulations, which would require us to report to the FDA if our products were to cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. We cannot assure you that such problems will not occur in the future.
     Additionally, our potential products may be subject to regulation by similar agencies in other states and foreign countries. Compliance with such laws or regulations, including any new laws or regulations in connection with any potential products developed by us, might impose additional costs on us or marketing impediments on such products, which could adversely affect our prospective revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA or state agencies, which may include any of the following sanctions:
•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal of requests for regulatory clearance or pre-market approval of new products, new intended uses or modifications to existing products;

•	withdrawal of regulatory approvals previously granted; and

•	criminal prosecution.
     If any of these events were to occur, it could adversely affect our business.
The FDA can impose civil and criminal enforcement actions and other penalties on us if we were to fail to comply with stringent FDA regulations.
     Medical device manufacturing facilities must maintain records, which are available for FDA inspectors, documenting that the appropriate manufacturing procedures were followed. Should we acquire such a facility as a result of a business combination, the FDA would have authority to conduct inspections of such a facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in an enforcement action against us, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements, which could require us to alter our business methods which could potentially result in increased expenses.
If we consummate an acquisition of a healthcare technology company and are unable to keep pace with the changes in the technology applicable to the healthcare industry, our products could become obsolete and it could hurt our prospective results of operations.
     The healthcare technology industry is generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. If we consummate an acquisition of a healthcare technology company, then our ability to compete after consummation of a business combination will be dependent upon our ability to keep pace with changes in healthcare technology. If we are ultimately unable to adapt our operations as needed, our financial condition following a business combination will be adversely affected.
If we are unable to obtain and maintain protection for the intellectual property relating to our technologies and products or services following a business combination, the value of our technology, products or services may decline, which could adversely affect our business.
     Intellectual property rights in the fields of biotechnology, pharmaceuticals, diagnostics and medical devices are highly uncertain and involve complex legal and scientific questions. At the same time, the profitability of companies in these fields generally depends on sustained competitive advantages and differentiation that are based in part on intellectual property. Our success following a business combination will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products or services. We may not be able to obtain additional issued patents relating to our technology, products or services. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or services, limit the length of term of patent protection we may have for our products or services, and expose us to substantial litigation costs and drain our resources. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
If we are unable to attract qualified healthcare professionals at reasonable costs, it could limit our ability to grow, increase our operating costs and negatively impact our business
     We may rely significantly on our ability to attract and retain qualified healthcare professionals who possess the skills, experience and licenses necessary to meet the certification requirements and the requirements of the hospitals, nursing homes and other healthcare facilities with which we may work, as well as the requirements of applicable state and federal governing bodies. We will compete for qualified healthcare professionals with hospitals, nursing homes and other healthcare organizations. Currently, for example, there is a shortage of qualified nurses in most areas of the United States. Therefore, competition for nursing personnel is increasing, and nurses’ salaries and benefits have risen. This may also occur with respect to other healthcare professionals on whom our business may become dependent.
     Our ability to attract and retain such qualified healthcare professionals will depend on several factors, including our ability to provide attractive assignments and competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. Because we may operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified healthcare professionals or increases in our reliance on contract or temporary healthcare professionals could negatively affect our revenue. We may be unable to continue to increase the number of qualified healthcare professionals that we recruit, decreasing the potential for growth of our business. Moreover, if we are unable to attract and retain qualified healthcare professionals, we may have to limit the number of clients for whom we can provide any of our prospective products or services.
The healthcare industry may not accept our products or services, if any, or buy such products or services, which would adversely affect our financial results.
     We will have to attract customers throughout the healthcare industry or our financial results will be adversely affected. To date, the healthcare industry has been resistant to adopting certain new products and services, such as information technology solutions.
     We believe that we will have to gain significant market share with our prospective products and services before our competitors introduce alternative products or services with features similar to ours. Any significant shortfall in the number of clients using our prospective products or services would adversely affect our financial results.

Our prospective business may rely on third-party manufacturers or subcontractors to assist in producing our healthcare products, and any delay or failure to perform by these third parties may adversely affect our business.
     Our prospective business may use third-party manufacturers to produce medical devices or other healthcare products or product components. This arrangement affords less control over the reliability of supply, quality and price of products or product components. Our target company may risk disruptions in its supply of key products or components if its suppliers fail to perform because of strikes, natural disasters or other factors beyond the control of our prospective business. Products or components that are supplied by a third-party manufacturer may not perform as expected, and these performance failures may adversely affect our business.
If our prospective business infringes on the rights of third parties, we could be prevented from selling products, forced to pay damages, and may have to defend against litigation.
     In the event that the products, methods, processes or other technologies of our prospective business are claimed to infringe the proprietary rights of other parties, we could incur substantial costs and may be required to:
•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing product, process or technology;

•	redesign our products, processes or technologies to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	defend litigation or administrative proceedings; or

•	pay damages.
If we complete a business combination that involves a target focused on pharmaceutical compounds or biotechnology therapeutics, we may not be able to commercialize our product candidates.
     Before obtaining regulatory approval for the sale of drug product candidates, pharmaceutical and biotechnology therapeutic companies must conduct, at their own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of their product candidates. Preclinical and clinical testing is expensive, is difficult to design and implement, necessarily involves substantial cooperation with and reliance on third parties, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more clinical trials can occur at any stage of testing.
     Our failure to obtain and maintain regulatory approval for a product candidate following a business combination will prevent us from commercializing it. Product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, will be subject to comprehensive regulation by the FDA and other United States regulatory agencies and by comparable authorities in other countries. Securing approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. The process of obtaining and maintaining regulatory approvals may vary and involves substantial regulatory discretion, is expensive, and often takes many years, if approval is obtained at all.
     We will also have to rely on third parties for the production of clinical and commercial quantities of drug product candidates. There are a limited number of manufacturers operating under the FDA’s current Good Manufacturing Practices, or cGMP, regulations that will be both capable of manufacturing our products and willing to do so. These manufacturers are subject to inspection to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. We will not be certain that our manufacturers will be able to comply with these regulations and standards and will not control their compliance, while we will risk regulatory sanctions, liabilities and penalties if they fail to comply. Our dependence upon others for the manufacture of product candidates and products may adversely affect our future profits and our ability, on a timely and competitive basis, both to develop product candidates and to commercialize any products that receive regulatory approval.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	The registration statement (File No. 333-135610) for our initial public offering of 18,750,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (the “Offering”) was declared effective on April 17, 2007. The securities registered include our units, our warrants included as part of the units, our common stock included as part of the units and our common stock included in the warrants underlying the units. The Offering was commenced on April 18, 2007 and consummated on April 23, 2007, resulting in total gross proceeds of $150,000,000. The managing underwriters for the Offering were Merrill Lynch & Co., Morgan Joseph & Co. Inc., and Ladenburg Thalmann & Co. Inc. In addition, the underwriters for the Offering exercised their over-allotment option for an additional 2,812,500 units. We consummated the exercise of the over-allotment option on May 8, 2007, resulting in total gross proceeds of $172,500,000.

No proceeds from the Offering were used during the period covered by this report.

(c)	None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits —

3.1	Form of Amended and Restated Certificate of Incorporation**

3.2	By-Laws*

4.1	Specimen Unit Certificate***

4.2	Specimen Common Stock Certificate***

4.3	Specimen Warrant Certificates**

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*****

10.1	Form of Escrow Agreement between Continental Stock Transfer & Trust Company and MBF Healthcare Partners, L.P.*****

10.2	Master Amended and Restated Promissory Note issued by the Registrant to MBF Healthcare Partners, L.P.**

10.3	Form of Registration Rights Agreement among the Registrant and MBF Healthcare Partners, L.P.*****

10.4	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company*****

10.5	Office Service Agreement between the Registrant and MBF Healthcare Partners, L.P.**

10.6	Amended Private Placement Purchase Agreement among the Registrant and MBF Healthcare Partners, L.P.*****

10.7	Form of Omnibus Letter Agreement*****

10.8	Form of Letter Agreement between the Registrant, MBF Healthcare Partners, L.P., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Joseph & Co. Inc. and Ladenburg Thalmann & Co. Inc.****

31.1	Section 302 CEO Certification.

31.2	Section 302 CFO Certification.

32.1	Section 906 CEO Certification.

32.2	Section 906 CFO Certification.

*	Previously filed in connection with MBF Healthcare Acquisition Corp’s. registration statement on Form S-1 (File No. 333-135610) filed July 6, 2006.

**	Previously filed in connection with amendment no. 2 to MBF Healthcare Acquisition Corp’s. registration statement on Form S-1 (File No. 333-135610) filed on February 6, 2007.

***	Previously filed in connection with amendment no. 3 to MBF Healthcare Acquisition Corp’s registration statement on Form S-1 (File No. 333-135610) filed on March 15, 2007

****	Previously filed in connection with amendment no. 4 to MBF Healthcare Acquisition Corp’s. registration statement on Form S-1 (File No. 333-135610) filed on March 30, 2007.

*****	Previously filed in connection with amendment no. 6 to MBF Healthcare Acquisition Corp’s. registration statement on Form S-1 (File No. 333-135610) filed on April 13, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007	MBF HEALTHCARE ACQUISITION CORP.
/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007

/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)