Form 10-Q
period 2007-06-30
MBF Healthcare Acquisition Corp.
filed 2007-08-14
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer☐	Non accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☑     No☐
At August 14, 2007, 26,593,750 shares of the registrant’s common stock were issued and outstanding.

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	2

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED), FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED), FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (UNAUDITED)	3

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006 (UNAUDITED)	4

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED), FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (UNAUDITED)	5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES	12

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	12

ITEM 1A. RISK FACTORS	12

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

SIGNATURES	14
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,337,976	$12,404
Restricted cash held in Trust Fund	172,574,622	—
Prepaid expenses	133,938	—

Total current assets	174,046,536	12,404
Deferred offering costs	—	457,908

Total Assets	$174,046,536	$470,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income Taxes Payable	$501,769	$—
Accrued expenses	186,247	16,285
Accrued offering costs	—	251,419
Notes payable to a related party	—	240,000
Deferred underwriters’ fee	6,037,500	—

Total current liabilities	6,725,516	507,704

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,491,242	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, Authorized 100,000,000 shares, issued and outstanding 26,593,750 shares (which includes 6,468,749 subject to possible redemption) and 4,687,500, respectively	2,659	469
Additional paid-in capital	114,966,606	19,531
Retained earnings (deficit) accumulated during the development stage	860,513	(57,392)

Total stockholders’ equity (deficit)	115,829,778	(37,392)

Total liabilities and stockholders’ equity (deficit)	$174,046,536	$470,312

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			June 2, 2006	June 2, 2006
	Three months	Six months	(date of inception)	(date of inception)
	ended	ended	through	through
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—	$—
Expenses:
Formation and operating costs	(183,133)	(210,664)	(10,000)	(262,751)

Net loss before interest expense	(183,133)	(210,664)	(10,000)	(262,751)
Interest income (expense)	1,633,479	1,630,338	(71)	1,625,033

Income (loss) before income tax provision	1,450,346	1,419,674	(10,071)	1,362,282
Tax expense	(501,769)	(501,769)	—	(501,769)

Net income (loss)	$948,577	$917,905	$(10,071)	$860,513

Weighted average shares outstanding
Basic	20,871,909	12,824,413	4,687,500	8,425,523
Diluted	25,141,723	14,947,525	4,687,500	9,400,862

Net earnings (loss) per share:
Basic	$0.05	$0.07	$(0.00)	$0.10
Diluted	$0.04	$0.06	$(0.00)	$0.09
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

				Deficit
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total
Balance, June 2, 2006 (date of inception)	$—	$—	$—	$—	$—
Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Sale of 343,750 units in a private placement	343,750	34	2,749,966	—	2,750,000

Sale of 4,250,000 warrants to initial stockholders			4,250,000		4,250,000

Sale of 21,562,500 units, net of underwriters’ discount and offering expenses of $13,059,493 (6,468,749 shares subject to possible redemption)	21,562,500	2,156	159,438,351	—	159,440,507
Proceeds subject to possible redemption of 6,468,749 shares	—	—	(51,491,242)	—	(51,491,242)

Net income	—	—	—	917,905	917,905

Balance, June 30, 2007	$26,593,750	$2,659	$114,966,606	$860,513	$115,829,778

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		June 2, 2006	June 2, 2006
	Six months	(date of inception)	(date of inception)
	ended	through	through
	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$917,905	$(10,071)	$860,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	(133,938)	—	(133,938)
Income Taxes Payable	501,769		501,769
Accrued expenses	169,962	63,521	186,247

Net cash provided by (used in) operating activities	1,455,698	53,450	1,414,591

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in Trust Fund	(172,574,622)	—	(172,574,622)

Net cash used in investing activities	(172,574,622)	—	(172,574,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	172,500,000	—	172,500,000
Payment of costs of public offering	(7,021,993)	—	(6,815,504)
Proceeds from sale of units in a private placement	2,750,000	—	2,750,000
Proceeds from notes payable to a related party	35,000	200,000	275,000
Payments of notes payable to a related party	(275,000)	—	(275,000)
Payment of deferred offering costs	206,489	(115,301)	(206,489)
Proceeds from issuance of common stock to founding stockholders	—	20,000	20,000
Proceeds from issuance of warrants	4,250,000	—	4,250,000

Net cash provided by financing activities	172,444,496	104,699	172,498,007

Increase in cash and cash equivalents	1,325,572	158,149	1,337,976
Cash and cash equivalents, beginning of period	12,404	—	—
Cash and cash equivalents, end of period	$1,337,976	$158,149	$1,337,976

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
Note A — Organization and Business Operations; Going Concern Considerations
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public offering of Units (as defined in Note C below) (the “Public Offering”) and the private placement of 343,750 units and 4,250,000 warrants that occurred prior to the Public Offering (the “Private Placement”), although substantially all of the net proceeds of the Public Offering and Private Placement are intended to be generally applied toward consummating a Business Combination with (or acquisition of) one or more operating businesses in the healthcare industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, at least ninety-nine and a half (99.5%) percent of the gross proceeds of the Public Offering, after payment of certain amounts to the underwriters, were deposited in a trust account (the “Trust Account”), and were invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will proceed with the Business Combination only if:
•	a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination; and

•	public stockholders owning less than 30% of the shares sold in the Public Offering both vote against the Business Combination and exercise their conversion rights as described below.
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
In the event that the Company does not complete a Business Combination within 24 months from the consummation of the Public Offering, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholder to the extent of its initial stockholdings and the shares purchased by it in the Private Placement. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering.
Note B — Summary of Significant Accounting Policies
[1] Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)
[2] Earnings (loss) per common share:
Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of common stock equivalents have been excluded from the diluted income (loss) per share calculation for the 2006 period presented as the effect is antidilutive. Included in the weighted average shares calculation for Diluted EPS purposes are 4,269,814, 2,123,112 and 975,339 shares related to the dilutive effect of outstanding stock warrants for the three month period ended June 30, 2007, the six month period ended June 30, 2007 and the period from June 2, 2006 through June 30, 2007, respectively.
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
The Company recorded a deferred tax asset for the tax effect of net operating loss carryforwards, aggregating approximately $22,400 at December 31, 2006. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006. The Company recorded an income tax expense of $501,769 for the three and six month periods ended June 30, 2007. As of June 30, 2007, the deferred tax valuation allowance was reduced to zero.
[5] Deferred offering costs:
Deferred offering costs as of December 31, 2006 consisted principally of legal and accounting fees incurred through the balance sheet date that were related to the Public Offering and were charged to additional paid-in capital upon the closing of the Public Offering.
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
Note C — Public Offering
On April 23, 2007, the Company completed its initial public offering (“IPO”) of 18,750,000 units (“Units”), and on May 8, 2007, the Company completed the closing of an additional 2,812,500 Units that were subject to the underwriters’ over-allotment option. The 21,562,500 Units sold in the IPO, including the 2,812,500 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating total gross proceeds of $172,500,000. Of the net proceeds after offering expenses of the IPO and the Private Placement, $170,962,500 was placed in a Trust Account. Except for payment of taxes, the proceeds will not be released from the Trust Account until the earlier of (i) the completion of a Business Combination or (ii) liquidation of the Company.
Note D — Related Party Transactions
[1] The Company issued a $200,000 unsecured promissory note to its stockholder, MBF Healthcare Partners, LP, on June 12, 2006. On August 25, 2006, the promissory note was amended and restated to increase the principal amount of the note to $400,000 and convert the loan to a non-revolving line of credit. In 2007, the Company borrowed an additional $35,000 on this note. The note bears interest at a rate of 5% per annum and was paid in full upon the consummation of the Public Offering. Mike Fernandez, the Company’s Chairman and Chief Executive Officer has an interest in MBF Healthcare Partners, L.P.
[2] The Company presently occupies office space provided by MBF Healthcare Partners, L.P., an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services which commenced on the effective date of the Registration Statement, April 17, 2007 and continues until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. The Company has also agreed to reimburse MBF Healthcare Management, an entity owned by Mike Fernandez, of up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination.
Note E — Commitments
In connection with the Public Offering, the Company has committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Public Offering (or the over-allotment option, as the case may be). In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). The Company paid the underwriters $6,037,500 upon the closing of the Public Offering and the underwriters’ over-allotment option. The remaining $5,250,000 from the Public Offering and an additional $787,500 from the exercise of the Units that were subject to the underwriters’ over-allotment option, for a total of $6,037,500, has been accrued by the Company as of June 30, 2007.

Note F — Private Placement
On April 13, 2007, MBF Healthcare Partners, L.P. (“MBFHP”), a related party to the Company purchased an aggregate of 343,750 Private Units from the Company at a price of $8.00 per unit and 4,250,000 Private Placement Warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. Each Private Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Unit Warrant” and together with the Private Placement Warrants, the “Private Warrants”). Each Private Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) one year from the date of the final prospectus for the IPO (April 17, 2007) or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring four years from the date of the final prospectus for the IPO. At the Company’s sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants will be identical to the Warrants, except that (1) upon a redemption of Private Warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock.
Note G — Warrants
Each warrant entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, commencing on the later of the completion of the initial business combination or one year from the date of the completion of the Public Offering (April 17, 2008). None of the Warrants issued in the Public Offering will be exercisable and the Company will not be obligated to issue shares of common stock unless at the time of exercise a prospectus relating to common stock issuable upon exercise of these Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. In no event will the Company be required to net cash settle any Warrant exercise. Under the terms of the Warrant Agreement, the Company has agreed to use its reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Warrants issued in the Public Offering until the expiration of these Warrants. However, the Company makes no assurance that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering, holders will be unable to exercise their Warrants and the Company will not be required to settle any such Warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these Warrants is not current, or if the common stock is not qualified or exempt from qualification in jurisdictions in which the holders of the Warrants reside, these Warrants may have no value, the market for these Warrants may be limited and these Warrants may expire worthless. If a registration statement is not effective for any unexercised Warrant, then the purchaser of Units purchased in the Public Offering will be deemed to have paid the full purchase price of $8.00 for the one share of the Company’s common stock included in the Unit. Even if the prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering is not current, the Private Warrants will be exercisable for unregistered shares of common stock. If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Warrants are not exercisable by their holders.
Note H — Subsequent Events
On June 29, 2007 the Company announced that, beginning July 2, 2007, the holders of the Company’s Units may separately trade the shares of common stock and Warrants included in the Units. The Units not separated will continue to trade on the American Stock Exchange under the symbol MBH.U. The common stock and Warrants will trade on the American Stock Exchange under the symbols MBH and MBH.WS, respectively.

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
Recent Developments
On June 29, 2007 the Company announced that beginning July 2, 2007, the holders of the Company’s units may separately trade the shares of common stock and warrants included in the units. The units not separated will continue to trade on the American Stock Exchange under the symbol MBH.U. The common stock and warrants will trade on the American Stock Exchange under the symbols MBH and MBH.WS, respectively.
For a more complete discussion see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007.
Trends That May Affect Our Business
Our ability to consummate a business combination may depend on our access to the debt capital markets. If there is a deterioration or disruption in the debt capital markets, and public or private financing is not available when needed or is not available on terms acceptable to us, our ability to consummate a business combination may be materially impaired.
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
Net income of $948,577 reported for the quarter ended June 30, 2007 and net income of $917,905 reported for the six month period ended June 30, 2007 consisted primarily of interest income. Formation and operating costs were $183,133 and $210,664 for the three and six months ended June 30, 2007, respectively. Formation and operating costs consist primarily of legal, accounting and printing fees and expenses. We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 23, 2009, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

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
In connection with our IPO, we agreed to pay the underwriters additional underwriting fees of $6,037,500, including units exercised with the over-allotment option which, the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the trust account.
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
ITEM 1A. RISK FACTORS
There have been no material updates or changes to the Risk Factors previously disclosed in our Form 10-Q for fiscal quarter ended March 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The registration statement (File No. 333-135610) for our initial public offering of 18,750,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (the “Offering”) was declared effective by the SEC on April 17, 2007. The securities registered include our units, our warrants included as part of the units, our common stock included as part of the units and our common stock included in the warrants underlying the units. The Offering was commenced on April 18, 2007 and consummated on April 23, 2007, and the units were sold at an offering price of $8.00 per unit, resulting in total gross proceeds of $150,000,000. The managing underwriters for the Offering were Merrill Lynch & Co., Morgan Joseph & Co. Inc., and Ladenburg Thalmann & Co. Inc. In addition, the underwriters for the Offering exercised their over-allotment option for an additional 2,812,500 units. We consummated the exercise of the over-allotment option on May 8, 2007, resulting in total gross proceeds of $172,500,000.

Prior to the consummation of the Offering, on April 13, 2007, MBF Healthcare Partners, L.P. (“MBFHP”), a related party to the Company, purchased an aggregate of 343,750 units from the Company at a price of $8.00 per unit (the “Private Units”) and 4,250,000 warrants at a purchase price of $1.00 per warrant (the “Private Warrants”) for an aggregate purchase price of $7,000,000 (the “Private Placement”). The Private Units and Private Warrants were purchased by MBFHP in a private placement pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. Each Private Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each Private Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) April 17, 2007 or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account, and expiring April 16, 2011. At the Company’s sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants will be identical to the warrants sold in the offering, except that (1) upon a redemption of Private warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock.
We paid $6,037,500 in underwriting discounts and commissions and incurred approximately $980,000 (of which approximately $900,000 was paid as of June 30, 2007) of costs and expenses in connection with the Offering (including the over-allotment option). The payment of $6,037,500 in additional underwriting discounts and commissions is being deferred until the completion of a business combination. Before deducting the underwriting discounts and commissions and the total estimated offering expenses of $700,000 and including the proceeds from the Private Placement, the total gross proceeds to us from the Offering and the Private Placement were approximately $179,500,000, of which $170,962,500 was deposited into the trust account including the deferred underwriting discount of $6,037,500. Of the $1,800,000 of the net proceeds held outside of the trust account, approximately $280,000 (of which approximately $200,000 was paid as of June 30, 2007) was used for the difference between the actual offering costs ($980,000) and the estimated offering costs ($700,000) and the remainder may be used to pay for expenses related to investigating and selecting a target business and other working capital requirements, as well as any additional amounts needed to pay income or other tax obligations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
Exhibits —

31.1	Section 302 CEO Certification.

31.2	Section 302 CFO Certification.

32.1	Section 906 CEO Certification.

32.2	Section 906 CFO Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	MBF HEALTHCARE ACQUISITION CORP.
/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007

/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)