Form 10-Q
period 2007-09-30
MBF Healthcare Acquisition Corp.
filed 2007-11-14
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
Commission file number 1-33396
MBF Healthcare Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	22-3934207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 Alhambra Plaza, Suite 1100
Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip code)
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
Yes ☑      No ☐
At November 12, 2007, 26,593,750 shares of the registrant’s common stock were issued and outstanding.

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	3

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED), FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED), FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)	4

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006 (UNAUDITED)	5

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED), FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)	6

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS	13

SIGNATURES	14
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,302,368	$12,404
Restricted cash held in Trust Fund	174,877,445	—
Prepaid expenses	90,882	—

Total current assets	176,270,695	12,404
Deferred offering costs	—	457,908

Total Assets	$176,270,695	$470,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$1,372,959	$—
Accrued expenses	181,907	16,285
Accrued offering costs	—	251,419
Notes payable to a related party	—	240,000
Deferred underwriters’ fee	6,037,500	—

Total current liabilities	7,592,366	507,704

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,491,242	—
Interest income attributable to common stock subject to possible redemption (net of taxes of $411,888)	771,168	—

Total common stock, subject to possible redemption	52,262,410	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, Authorized 100,000,000 shares, issued and outstanding 26,593,750 shares (which includes 6,468,749 shares subject to possible redemption) and 4,687,500 shares, respectively	2,659	469
Additional paid-in capital	115,036,979	19,531
Retained earnings (deficit) accumulated during the development stage	1,376,281	(57,392)

Total stockholders’ equity (deficit)	116,415,919	(37,392)

Total liabilities and stockholders’ equity (deficit)	$176,270,695	$470,312

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			June 2, 2006	June 2, 2006
	Three months	Nine months	(date of inception)	(date of inception)
	ended	ended	through	through
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—	$—
Expenses:
Formation and operating costs	(160,359)	(371,023)	(44,745)	(423,110)

Net loss before interest expense	(160,359)	(371,023)	(44,745)	(423,110)
Interest income (expense)	2,318,485	3,948,823	(2,314)	3,943,518

Income (loss) before income tax provision	2,158,126	3,577,800	(47,059)	3,520,408
Tax expense	(871,190)	(1,372,959)	—	(1,372,959)

Net income (loss)	$1,286,936	$2,204,841	$(47,059)	$2,147,449

Weighted average shares outstanding
Basic	26,593,750	17,464,629	4,687,500	11,864,776
Diluted	32,085,393	20,706,175	4,687,500	13,685,644

Net earnings (loss) per share:
Basic	$0.05	$0.13	$(0.01)	$0.18
Diluted	$0.04	$0.11	$(0.01)	$0.16
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

				Retained earnings/
				(deficit)
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total
Balance, June 2, 2006 (date of inception)	—	$—	$—	$—	$—
Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Sale of 343,750 units in a private placement	343,750	34	2,749,966	—	2,750,000

Sale of 4,250,000 warrants to initial stockholders			4,250,000		4,250,000

Sale of 21,562,500 units, net of underwriters’ discount and offering expenses of $12,989,120 (6,468,749 shares subject to possible redemption)	21,562,500	2,156	159,508,724	—	159,510,880
Proceeds subject to possible redemption of 6,468,749 shares	—	—	(51,491,242)	—	(51,491,242)

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(771,168)	(771,168)
Net income	—	—	—	2,204,841	2,204,841

Balance, September 30, 2007	26,593,750	$2,659	$115,036,979	$1,376,281	$116,415,919

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		June 2, 2006	June 2, 2006
	Nine months	(date of inception)	(date of inception)
	ended	through	through
	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,204,841	$(47,059)	$2,147,449
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	(90,882)	(30,000)	(90,882)
Income taxes payable	1,372,959	—	1,372,959
Accrued expenses	450,205	35,760	466,490

Net cash provided by (used in) operating activities	3,937,123	(41,299)	3,896,016

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund	(174,877,445)	—	(174,877,445)

Net cash used in investing activities	(174,877,445)	—	(174,877,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	172,500,000	—	172,500,000
Payment of costs of public offering	(6,951,620)	—	(6,951,620)
Proceeds from sale of units in a private placement	2,750,000	—	2,750,000
Proceeds from notes payable to a related party	35,000	240,000	275,000
Payments of notes payable to a related party	(275,000)	—	(275,000)
Payment of deferred offering costs	(78,094)	(206,489)	(284,583)
Proceeds from issuance of common stock to founding stockholders	—	20,000	20,000
Proceeds from issuance of warrants	4,250,000	—	4,250,000

Net cash provided by financing activities	172,230,286	53,511	172,283,797

Increase in cash and cash equivalents	1,289,964	12,212	1,302,368
Cash and cash equivalents, beginning of period	12,404	—	—

Cash and cash equivalents, end of period	$1,302,368	$12,212	$1,302,368

Supplemental schedule of non-cash financing activity:
Accrual of offering costs	$—	$251,419	$251,419
Deferred underwriters’ fees	6,037,500	—	6,037,500

Total	$6,037,500	$251,419	$6,288,919

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of Units (as defined in Note C below) and the private placement of 343,750 units and 4,250,000 warrants that occurred prior to the initial public offering (the “Private Placement”), although substantially all of the net proceeds of the initial public offering and Private Placement are intended to be generally applied toward consummating a Business Combination with (or acquisition of) one or more operating businesses in the healthcare industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the initial public offering, at least ninety-nine and a half (99.5%) percent of the gross proceeds of the initial public offering, after payment of certain amounts to the underwriters, were deposited in a trust account (the “Trust Account”), and were invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will proceed with the Business Combination only if:
•	a majority of the shares of common stock voted by the public stockholders are voted in favor of the Business Combination; and

•	public stockholders owning less than 30% of the shares sold in the initial public offering both vote against the Business Combination and exercise their conversion rights as described below.
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
In the event that the Company does not complete a Business Combination within 24 months from the consummation of the initial public offering, the Company will dissolve and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholder to the extent of its initial stockholdings and the shares purchased by it in the Private Placement. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the initial public offering.
Note B — Summary of Significant Accounting Policies
[1] Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)
[2] Earnings (loss) per common share:
Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of common stock equivalents have been excluded from the diluted income (loss) per share calculation for the 2006 period presented as the effect is antidilutive. Included in the weighted average shares calculation for Diluted EPS purposes are 5,491,643, 3,241,546 and 1,820,868 shares related to the dilutive effect of outstanding stock warrants for the three month period ended September 30, 2007, the nine month period ended September 30, 2007 and the period from June 2, 2006 through September 30, 2007, respectively.
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
The Company recorded a deferred tax asset for the tax effect of net operating loss carryforwards, aggregating approximately $22,400 at December 31, 2006. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006. The Company recorded an income tax expense of $871,190 and $1,372,959 for the three and nine month periods ended September 30, 2007, respectively. As of September 30, 2007, the deferred tax valuation allowance was reduced to zero.
[5] Deferred offering costs:
Deferred offering costs as of December 31, 2006 consisted principally of legal and accounting fees incurred through the balance sheet date that were related to the initial public offering and were charged to additional paid-in capital upon the closing of the initial public offering.
[6] Fair value of financial instruments:
Financial instruments consist primarily of cash in which the fair market value approximates the carrying value due to its short term nature.
[7] Recent accounting pronouncements:
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation which clarifies SFAS No. 109, “Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. FIN No. 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosures. The provisions of FIN No. 48 were effective for the Company on January 1, 2007. The adoption of FIN No. 48 had no impact on the Company’s results of operations or financial condition.

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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.
Note C — Public Offering
On April 23, 2007, the Company completed its initial public offering (“IPO”) of 18,750,000 units (“Units”), consisting of one share of common stock and one warrant, and on May 8, 2007, the Company completed the closing of an additional 2,812,500 Units that were subject to the underwriters’ over-allotment option. The 21,562,500 Units sold in the IPO, including the 2,812,500 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating total gross proceeds of $172,500,000. Of the net proceeds after offering expenses of the IPO and the Private Placement, $170,962,500 was placed in a Trust Account. Except for payment of taxes, the proceeds will not be released from the Trust Account until the earlier of (i) the completion of a Business Combination or (ii) liquidation of the Company. Public stockholders voting against the Company’s initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
Note D — Related Party Transactions
[1] The Company issued a $200,000 unsecured promissory note to its stockholder, MBF Healthcare Partners, L.P. (“MBFHP”), on June 12, 2006. On August 25, 2006, the promissory note was amended and restated to increase the principal amount of the note to $400,000 and convert the loan to a non-revolving line of credit. In 2007, the Company borrowed an additional $35,000 on this note. The note bears interest at a rate of 5% per annum and was paid in full upon the consummation of the Public Offering. Mike Fernandez, the Company’s Chairman and Chief Executive Officer has an interest in MBFHP.
[2] The Company presently occupies office space provided by MBFHP, an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services which commenced on the effective date of the Registration Statement, April 17, 2007 and continues until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. The Company has also agreed to reimburse MBF Healthcare Management, an entity owned by Mike Fernandez, of up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination.
Note E — Commitments
In connection with the Public Offering, the Company has committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Public Offering (or the over-allotment option, as the case may be). In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). The Company paid the underwriters $6,037,500 upon the closing of the Public Offering and the underwriters’ over-allotment option. The remaining $5,250,000 from the Public Offering and an additional $787,500 from the exercise of the Units that were subject to the underwriters’ over-allotment option, for a total of $6,037,500, has been accrued by the Company as of September 30, 2007.

MBF HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)
Note F — Private Placement
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
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
Special Note About Forward-Looking Statements
Certain statements in MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Trends That May Affect Our Business
Our ability to consummate a business combination may depend on our access to the debt capital markets. Our ability to access the capital markets for future offerings may be limited by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. If there is a deterioration or disruption in the debt capital markets, and public or private financing is not available when needed or is not available on terms acceptable to us, our ability to consummate a business combination may be materially impaired.
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
Net income of $1,286,936 reported for the quarter ended September 30, 2007 and net income of $2,204,841 reported for the nine month period ended September 30, 2007 consisted primarily of interest income. Formation and operating costs were $160,359 and $371,023 for the three and nine months ended September 30, 2007, respectively. Formation and operating costs consist primarily of legal, accounting and printing fees and expenses. We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 23, 2009, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

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
Since the IPO, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our Company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the IPO, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.
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
Public stockholders voting against our initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

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

Date: November 14, 2007	MBF HEALTHCARE ACQUISITION CORP.
/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)