Form 10-K
period 2007-12-31
MBF Healthcare Acquisition Corp.
filed 2008-03-28
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 130215(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
COMMISSION FILE NUMBER: 1-33396
MBF HEALTHCARE ACQUISITION CORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-3934207
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
121 ALHAMBRA PLAZA, SUITE 1100
CORAL GABLES, FL 33134
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
(305) 461-1162
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each Class	Name of each Exchange on which Registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant to Purchase Common Stock	American Stock Exchange

Common Stock, $0.0001 par value	American Stock Exchange

Warrants to Purchase Common Stock	American Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☐      No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☐      No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☒      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒      No ☐
     The registrant’s common stock commenced trading separately from its units and warrants on July 2, 2007. As a result, there was no aggregate market value of the registrant’s voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2007. The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s Common Stock on December 31, 2007 of $7.69 as reported on The American Stock Exchange, was approximately $131,309,180.
     The number of outstanding shares of the Registrant’s common stock as of March 28, 2008 was 26,593,750.

     i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:
•	ability to complete a combination with a target business;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•	executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements and their shares of common stock would become eligible for later release from escrow;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire a target business for stock;

•	risks associated with operating in the healthcare industry;

•	public securities’ limited liquidity and trading, as well as the current lack of a trading market;

•	delisting of our securities from the American Stock Exchange or an inability to have our securities quoted on the American Stock Exchange following a business combination; or

•	use of proceeds not in trust and our financial performance following our IPO.

•	ability to obtain necessary shareholder approval for business combinations.
     The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.
     ii

PART I
Item 1. Business
General
     References to “we”, “us”, or the “Company” are to MBF Healthcare Acquisition Corp. Reference to “MBFHP” are to MBF Healthcare Partners, L.P., an affiliate of our officers and directors.
     We are a blank check company incorporated in Delaware on June 2, 2006 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination.
     On April 13, 2007, MBFHP purchased an aggregate of 343,750 Private Units from us at a price of $8.00 per unit and 4,250,000 Private Placement Warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. Each Private Unit consists of one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Unit Warrant” and together with the Private Placement Warrants, the “Private Warrants”). Each Private Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) April 17, 2008 or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account and expiring four years from the date of the final prospectus for the IPO (as hereinafter defined). At our sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants will be identical to the Warrants, except that (1) upon a redemption of Private Warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock.
     On April 23, 2007, we completed our initial public offering (“IPO”) of 18,750,000 units (“Units”), consisting of one share of common stock and one warrant, and on May 8, 2007, we completed the closing of an additional 2,812,500 Units that were subject to the underwriters’ over-allotment option. The 21,562,500 Units sold in the IPO, including the 2,812,500 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating total gross proceeds of $172,500,000. Of the net proceeds after offering expenses of the IPO and the Private Placement, $170,962,500 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the “Trust Account”). Except for payment of taxes, the proceeds will not be released from the Trust Account until the earlier of (i) the completion of a Business Combination or (ii) our liquidation. Public stockholders voting against our initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
     Each warrant entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, commencing on the later of the completion of the initial business combination or April 17, 2008. None of the Warrants issued in the Public Offering will be exercisable and we will not be obligated to issue shares of common stock unless at the time of exercise a prospectus relating to common stock issuable upon exercise of these Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. In no event will we be required to net cash settle any Warrant exercise. Under the terms of the Warrant Agreement, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Warrants issued in the Public Offering until the expiration of these Warrants. However, we make no assurance that we will be able to do so and, if we do not maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering, holders will be unable to exercise their Warrants and we will not be required to settle any such Warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these Warrants is not current, or if the common stock is not qualified or exempt from qualification in jurisdictions in which the holders of the Warrants reside, these Warrants may have no value, the market for these Warrants may be limited and these Warrants may expire worthless. If a registration statement is not effective for any unexercised Warrant, then the purchaser of Units purchased in the Public Offering will be deemed to have paid the full purchase price of $8.00 for the one share of our common stock included in the Unit. Even if the prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering is not current, the Private Warrants will be exercisable for unregistered shares of common stock. If and when the Warrants become redeemable by us, we may exercise its redemption right even if the Warrants are not exercisable by their holders.
     In connection with our IPO, we paid the underwriters additional underwriting fees of $6,037,500, including units exercised with the over-allotment option which, the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the Trust Account.
Recent Developments
     On February 6, 2008, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Critical Homecare Solutions Holdings, Inc. (“CHS”), a Delaware corporation, Kohlberg Investors V, L.P. (the “Seller’s Representative”) and the other stockholders of CHS (each, together with the Seller’s Representative, the “Seller” and collectively the “Sellers”).
     Pursuant to the terms of the Stock Purchase Agreement, we will acquire all of the outstanding capital stock of CHS for $420.0 million, subject to working capital and certain other customary adjustments as set forth in the Stock Purchase Agreement. We intend to fund the purchase price and the acquisition costs and provide additional capital to CHS for growth and expansion through a combination of approximately $180.0 million of cash in our trust account, approximately $180.0 million of debt, a $35.0 million equity issuance of our common stock to certain Sellers and a commitment from MBFHP to acquire up to an additional $50 million in shares of our common stock. The shares of our common stock to be issued to certain Sellers and the shares that are subject to the commitment from MBFHP will be priced at the closing per share price of our common stock on February 6, 2008, which was $7.65.
     The closing of the acquisition and the issuance of equity to MBFHP pursuant to its commitment are subject to stockholder approval. The closing of the acquisition is also subject to customary regulatory approvals, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.
Sector Focus
     Since our IPO, we have been actively engaged in sourcing a suitable business combination candidate in the healthcare industry, which we believe currently offers a favorable environment both for completing a business combination and operating the target business. This belief is based on, among other things, the experience, expertise, and network of professional relationships of our management team and the members of our Board of Directors.
Healthcare Industry
     According to the Centers for Medicare and Medicaid Services, or CMS, the healthcare industry is one of the largest segments of the U.S. economy, with total U.S. healthcare expenditures in 2005 of nearly $2.0 trillion, or $6,697 per person, which accounted for 16% of the 2005 U.S. gross domestic product, or GDP. Overall, national healthcare spending is anticipated to continue to grow at close to 7% per year, reaching nearly $4.0 trillion by 2015. In our view, the primary drivers behind these expenditures are: (i) medical service spending, (ii) hospital spending and (iii) prescription drug spending. In 2005, over 81% of total U.S. healthcare expenditures were related to the above categories, with medical services (including nursing homes and home healthcare), hospital care and prescription drugs, comprising 41%, 30% and 10%, respectively.

     Industry Trends
     Several significant trends affect the competitive landscape of our target industries, which we believe create significant investment opportunities. The following is a summary of some of the more influential of these trends:
•	Expanding and Aging Population. According to U.S. Census Bureau estimates, in 2005 the American population is approximately 297 million and is expected to reach 392 million by 2050. Simultaneously, we are witnessing the “graying of America,” whereby the elderly population, the largest consumer of healthcare services, is increasing more rapidly than the rest of the population. According to the U.S. Census Bureau, approximately 12% of the U.S. population was over 65 in 2004 and was forecasted to account for roughly 20% of the population by 2030.

•	Evolving Medical Treatments. Advances in technology have favorably impacted the development of more effective and easier-to-use medical devices, treatments and therapies. Many of these advances have reduced hospital stays, costs and recovery periods. The continued advancement of medical technology should continue to support the markets for healthcare goods and services.

•	Increased Consumer Awareness. In recent years, publicity associated with advances in medical technology, treatments and therapies has increased the number of patients visiting healthcare professionals. We believe that more active and aware consumers, who are increasingly vocal due to rising costs and reduced access to physicians, will continue to stimulate a wide variety of healthcare segments. In addition, the market for discretionary medical services, such as cosmetic procedures, continues to grow.
No Assurance of Future Services from Executive Officers or Board Members
     Our management team currently intends to stay involved with us following a business combination, either as managers or in an advisory capacity. The role that our management team or our Board of Directors will assume will depend on the type of business acquired and the sector of the healthcare industry in which the target company operates.
Effecting a Business Combination
General
     We intend to utilize the net proceeds after expenses of the IPO, our capital stock, debt, or a combination of these as the consideration to be paid in a business combination. While substantially all of the net proceeds after expenses of our IPO are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes. Accordingly, prospective investors will at the time of their investment in us not be provided an opportunity to evaluate the specific merits or risks of one or more target businesses. If we use our capital stock and/or debt financing as the consideration to fund the business combination, proceeds from our IPO then will be used to undertake additional acquisitions or to fund the operations of the combined business.
     Subject to the requirement that our initial business combination must be with an operating business whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such acquisition, we have virtually unrestricted flexibility in seeking a business combination with one or more prospective target businesses in the healthcare industry. If we combine with a financially unstable company or an entity in the development stage, including an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the business and operations of a financially unstable or development stage entity. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

     We cannot assure you that we will close a business combination with one or more target businesses.
Fair Market Value of Target Business or Businesses
     Our initial business combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such acquisition. As a result, we expect to effect an initial business combination of a company with a fair market value of at least $132,570,000. The actual amount of consideration which we will be able to pay for the business combination will depend on whether we choose, or are able, to pay a portion of the business combination consideration with shares of our common stock, if we are able to finance a portion of the business combination consideration with shares of our common stock, if we are able to finance a portion of the consideration with debt financing or if we are required to fund stockholder conversion rights.
     In contrast to many other companies with business plans similar to ours where the minimum fair market value of the target businesses for the initial business combination is based on 80% of the acquiror’s net assets, our minimum fair market value is based on 80% of the balance in the trust account at the time of such acquisition. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions and taxes payable) at the time of such initial business combination. In no instance will we acquire less than majority voting control of a target business. However, this restriction will not preclude a reverse merger or similar transaction where we will acquire the target business. The fair market value of a target business or businesses will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our Board of Directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criterion.
Stockholder Approval of our Initial Business Combination
     Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet the criteria set forth in this prospectus until April 23, 2009, 24 months from the consummation of our IPO. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.
     In connection with the vote required for any business combination, MBFHP has agreed to vote its shares of common stock acquired by it prior to the completion of our IPO, either for or against a business combination in the same manner that a majority of the shares of common stock are voted by our public stockholders. MBFHP has also agreed that it will not be eligible to exercise conversion rights with respect to those shares. In addition, our officers, directors and existing stockholder have agreed that they will vote any shares they purchase in the open market in or after our IPO, including shares purchased in the open market pursuant to an agreement with the underwriters, in favor of a business combination. As a result, an officer, director or existing stockholder who acquires shares in or after our IPO must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise conversion rights for those shares if our initial business combination is approved by a majority of our public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning fewer than 30% of the shares sold in our IPO exercise their conversion rights. Our threshold for conversion has been established at 30% in order for our IPO to be competitive with other blank check company offerings. However, to date a 20% threshold has been more typical for offerings of this type. We have increased the threshold to reduce the risk of a small group of stockholders exercising undue influence on the approval process. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must have also exercised the conversion rights described below.

Conversion Rights
     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per share conversion price will be equal to the aggregate amount then on deposit in the trust account including accrued interest, net of any income taxes on such interest, which shall be paid from the trust account (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our IPO. The initial per share conversion price would be approximately $7.96, or $0.04 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. A stockholder who requests conversion of his or her shares must hold these shares from the record date through the closing date of the business combination.
     Due to the difficulty of identifying objecting beneficial owners of securities, we may not know at the time of the stockholder meeting whether the holders of shares on the record date who have voted to convert their shares continue to hold their shares through the stockholder meeting and consummation of the business combination and, therefore, whether a vote against the business combination of 30% or more would actually also result in more than 30% of the shares being converted, such that the business combination could not be consummated. Consequently, in order to ensure that we accurately account for shares to be converted, we may require that stockholders who wish to exercise their conversion rights tender physical share certificates not later than the day prior to the stockholder meeting. We will notify investors on a Current Report on Form 8-K and in our proxy statement related to the business combination if we impose this requirement. Initial public offerings by blank check companies with structures that are comparable to our IPO have not generally included disclosure in their initial public offering prospectuses regarding the ability of the issuer to require that stockholders tender physical share certificates in order to convert their shares. And, while some blank check companies have required physical delivery of stock certificates in connection with the vote on their initial business combination, most such companies have not imposed such a requirement. Consequently, you may have a higher likelihood of encountering difficulty in converting your shares in connection with the vote on our initial business combination than you would in connection with other blank check companies.
     A stockholder who wishes to exercise his or her conversion rights should request delivery of a physical stock certificate at least two weeks prior to the stockholder meeting. However, because no assurance can be given that two weeks will provide a stockholder with adequate time to obtain physical certificates, a stockholder may wish to consider requesting delivery of physical certificates promptly following our announcement of a business combination. We have been informed that our transfer agent, Continental Stock & Trust Company, will charge a handling fee of $35.00 in connection with the tender of physical certificates and that the fee is the same whether the shares are tendered before or after the business combination. If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent, will be available to assist with this process. No later than the day prior to the stockholder meeting, the written instructions stating that the stockholder wishes to convert his or her shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our business combination must be presented to our transfer agent. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.

     If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our IPO exercise their conversion rights.
     As the initial conversion price of approximately $7.96 per share is lower than the $8.00 per unit offering price and may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.
Plan of Dissolution and Distribution of Assets if No Business Combination
     If we do not complete a business combination by April 23, 2009 (24 months after the consummation of our IPO), our corporate existence will terminate except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the DGCL, in which case we will as promptly as practicable thereafter adopt a plan of dissolution and distribution in accordance with Section 281(b) of the DGCL. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed.
     Section 281(b) will require us to adopt a plan of dissolution and distribution of our assets that will provide for the payment to our creditors and potential creditors, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may subsequently be brought against us in the subsequent 10 years. The plan will also provide that after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and liquidation, we will promptly distribute our remaining assets, including the amounts held in the trust account, solely to our public stockholders. We will liquidate our assets, including the trust account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and promptly distribute those assets solely to our public stockholders. We cannot assure you that third parties will not seek to recover from assets distributed to our public stockholders any amounts owed to them by us. Under the DGCL, our stockholders could be liable for any claims against the corporation to the extent of distributions received by them after dissolution. Further, since we will distribute our assets in accordance with Section 281(b) rather than Sections 280 and 281(a), any such liability of our stockholders could extend to claims for which an action, suit or proceeding is begun after the third anniversary of our dissolution.
     Upon its receipt of notice that our existence has terminated, the trustee will promptly commence liquidating the investments constituting the trust account and distribute the proceeds to our public stockholders. We anticipate that it will take no more than 10 days to effectuate such distribution. MBFHP, has waived its right to participate in any distributions occurring upon our failure to complete a business combination with respect to shares of common stock acquired by it prior to our IPO and in the private placement. In addition, MBF Healthcare Partners, L.P. and our officers and directors have agreed to waive any claim against us and the trust account, other than with respect to any shares of common stock acquired in our IPO or in the open market following the consummation of our IPO. We estimate that, in the event we liquidate the trust account and distribute those assets to our public stockholders, each public stockholder will receive approximately $7.96 per share plus his proportionate share of the net interest earned on the trust account. We expect that all costs associated with implementing our dissolution and our plan for the distribution, including payments to any creditors, will be funded by the proceeds of our IPO and the private placement which are not held in the trust account. We estimate that our total costs and expenses for implementing and completing our dissolution and plan of distribution of our assets will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our certificate of dissolution in the State of Delaware, the winding up of our company. While we believe that there should be sufficient funds available from the proceeds not held in the trust account to fund the $50,000 to $75,000 of expenses, MBF Healthcare Partners, L.P. has agreed to pay the costs of our dissolution in the event our remaining assets outside the trust account are insufficient to pay those costs. However, if we do not have sufficient funds to cover our liabilities and obligations or if MBF Healthcare Partners, L.P. does not have sufficient funds to cover the amount that the costs and expenses for implementing and completing our dissolution exceeds our remaining assets outside the trust account, if any, the amount distributed to our public stockholders would be less than $7.96 per share.

     Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our public stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our public stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280 or 281(a), we will comply with Section 281(b) of the DGCL, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. Although we will seek to have all vendors, prospective target businesses, and other entities with whom we execute agreements waive any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements, and it is not a condition to our doing business with anyone. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. However to the extent that claims arise from third parties who have not executed agreements waiving their right to any monies held in trust or to the extent that such agreements are found to be unenforceable, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and the per share liquidation price could be less than approximately $7.96, plus interest (net of taxes payable on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors or other entities.
     Our current officers have each agreed to be jointly and severally personally liable for ensuring that the proceeds in the trust account are not reduced by (i) the claims of vendors for services rendered or products sold to us, (ii) claims of prospective target businesses for fees and expenses of third parties for which we agree in writing to be liable and (iii) claims by vendors or prospective target businesses, if such person or entity does not provide a valid and enforceable waiver to rights or claims to the trust account so as to ensure that the proceeds in the trust account are not reduced by the claims of such persons that are owed money by us, in each case to the extent any insurance we may procure is inadequate to cover any claims made against the trust account and the payment of such debts or obligations actually reduces the amount in the trust account. Based on representations made to us by our officers, we currently believe that they are of substantial means and capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked them to reserve for such an eventuality. The indemnification obligations may be substantially higher than our officers currently foresee or expect and their financial resources may deteriorate in the future. Hence, we cannot assure you that our officers will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by those claims. If our Board of Directors adopts a plan of distribution of our assets and it is subsequently determined that our reserve for claims and liabilities to third parties is insufficient, stockholders who received funds from our trust account could be liable for up to such amounts to creditors.

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
Amended and Restated Certificate of Incorporation
     Our amended and restated certificate of incorporation sets forth certain requirements and restrictions that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•	upon consummation of our IPO, $170,962,500 of the proceeds from our IPO and the private placement and the deferred underwriting discount were placed into the trust account, which funds may not be disbursed from the trust account except in connection with our initial business combination or upon our liquidation;

•	prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•	we may not consummate our initial business combination unless (i) it is approved by a majority of the shares of our common stock voted by our public stockholders and (ii) public stockholders owning less than 30% of the shares sold in our IPO both vote against the business combination and exercise their conversion rights;

•	if our initial business combination is approved and consummated, public stockholders who voted against the business combination and who exercised their conversion rights will receive their pro rata share of the trust account (net of taxes payable);

•	if a business combination is not consummated within the 24-month time period, our corporate existence will terminate and our powers will immediately thereupon be limited to acts and activities relating to winding up our affairs, including distribution of our assets, and we will not be able to engage in any other business activities; and

•	we may not consummate our initial business combination unless it meets the conditions specified in this prospectus, including the requirement that the business combination be with an operating business whose fair market value is equal to at least 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such business combination.
     Our amended and restated certificate of incorporation requires that we obtain unanimous consent of our stockholders to amend the above-described provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions.
     Our amended and restated certificate of incorporation provides that at the time we submit an initial business combination to our stockholders for approval, we will also submit an amendment to Article Fourth thereof to permit our continued existence. This is the only instance in which Article Fourth can be amended.

Competition
     In consummating a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. In addition:
•	the requirement that we obtain stockholder approval of an initial business combination and audited and perhaps interim-unaudited financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation not to target any companies with respect to which MBF Healthcare Partners, L.P. has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our offering may prevent the consummation of a transaction within the required time frame;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination;

•	our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire assets or an operating business that has a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that a privately held target business may view our status as a well-financed public entity as offering advantages over other entities that have a business objective similar to ours.
     Based upon publicly available information, as of February 22, 2008, approximately 153 similarly structured “blank check” companies have completed initial public offerings in the United States since August 2003, and numerous others have filed registration statements. Of these companies, we estimate that 47 companies have consummated a business combination, while 22 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations. Accordingly, there are a significant number of “blank check” companies which we estimate to have more than $14.8 billion in trust and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may complete a business combination in any industry they choose. As a result, we may be subject to competition from these and other companies seeking to complete a business combination within the healthcare industry, which, in turn, will result in an increased demand for privately-held companies in these industries. Further, the fact that only 47 “blank check” companies have completed a business combination, and 22 other companies have entered into definitive agreements or letters of intent with respect to potential business combinations, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a business combination with a publicly-held “blank check” company.

     If we succeed in effecting a business combination, there will, in all likelihood, be intense competition from competitors of the target businesses. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical, human, and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the acquired businesses are in high-growth industries.
Available information
     We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.
Employees
     We currently have three officers, all of whom are also members of our Board of Directors. Although our officers are not obligated to contribute any specific number of hours per week to our business, Mike Fernandez, Marcio Cabrera and Jorge Rico, devote a significant portion of their working time to our business. Each of such persons is actively employed by MBFHP, a private equity firm engaged in seeking to make investments and acquisitions in the healthcare industry. The amount of time Mike Fernandez, Marcio Cabrera and Jorge Rico devote to us in any time period varies based on the availability of suitable target businesses to investigate, the course of negotiations with target businesses, and the due diligence preceding and accompanying a possible business combination. We do not intend to have any other employees prior to the consummation of a business combination.

Item 1A. Risk Factors
     An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be adversely affected. In that event, the trading price of our securities could decline, and you could lose all or a part of your investment.
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
     We must complete a business combination with a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition by April 23, 2009 (24 months after the consummation of our IPO). If we fail to complete a business combination within the required time frame, our corporate existence will terminate and our amended and restated certificate of incorporation requires that we promptly initiate procedures to liquidate and distribute our assets in compliance with Section 281(b) of the DGCL. We have agreed that any target companies with respect to which MBFHP has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our IPO will not be a potential acquisition target for us. Consequently, we may not be able to consummate a business combination with a suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.
If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.
     If we are unable to complete a business combination and are forced to liquidate our assets, the per share liquidation amount will be less than $8.00 because of the expenses related to our IPO, our general and administrative expenses, and the anticipated costs associated with seeking a business combination. Furthermore, holders of our warrants are not entitled to participate in a liquidation distribution and the warrants will expire with no value if we liquidate before the completion of a business combination. As a result, purchasers of the units will have paid the full unit purchase price of $8.00 solely for the share of common stock included in each unit.

Unlike most other blank check offerings, we allow up to but less than 30% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to get a business combination approved over stockholder dissent, and you may not receive the full amount of your original investment upon exercise of your conversion rights.
     When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our founding stockholder and our officers and directors) the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares sold in our IPO do not vote against the business combination and exercise their conversion rights. Because we permit a larger number of stockholders to exercise their conversion rights, it will reduce the requirement to consummate an initial business combination with a target business which you may vote against, making it easier for us to get a business combination approved over stockholder dissent, and you may not receive the full amount of your original investment upon exercise of your conversion rights.
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
     Under Delaware law, the requirements and restrictions relating to our IPO contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.
     Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•	upon consummation of our IPO, $170,962,500 of the proceeds from our IPO and of the private placement and the deferred underwriting discount were placed into the trust account, which funds may not be disbursed from the trust account except in connection with our initial business combination or upon our liquidation;

•	prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•	we may not consummate our initial business combination unless (i) it is approved by a majority of the shares of our common stock voted by our public stockholders and (ii) public stockholders owning less than 30% of the shares sold in our IPO both vote against the business combination and exercise their conversion rights;

•	if our initial business combination is approved and consummated, public stockholders who voted against the business combination and who exercised their conversion rights will receive their pro rata share of the trust account (net of taxes payable);

•	if a business combination is not consummated within the 24-month period specified in our final prospectus filed with the SEC on April 17, 2007, our corporate existence will terminate and our power will immediately thereupon be limited to acts and activities relating to winding up our affairs, including distribution of our assets, and we will not be able to engage in any other business activities; and

•	we may not consummate our initial business combination unless it meets the conditions specified in our final prospectus filed with the SEC on April 17, 2007, including the requirement that the business combination be with an operating business whose fair market value is equal to at least 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such business combination.
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
     Based upon publicly available information, as of February 22, 2008, approximately 153 similarly structured “blank check” companies have completed initial public offerings in the United States since August 2003 and numerous others have filed registration statements. Of these companies, we estimate that only 47 companies have consummated a business combination, while 22 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated such business combinations. Accordingly, there are a significant number of “blank check” companies which we estimate to have more than $14.8 billion in trust that have filed registration statements and are or will be seeking to enter into a business combination. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target operating business within such time periods, the terms of our amended and restated certificate of incorporation will require us to liquidate.
We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.
     We have reserved approximately $1,800,000 from the proceeds of our IPO to cover our operating expenses for the 24 months following our IPO, including expenses incurred in connection with a business combination, based upon our management’s estimate of the amount required for these purposes. This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing. We may not be able to obtain additional financing and neither MBFHP nor our management is obligated to provide any additional financing. If we do not have sufficient proceeds and are unable to obtain additional financing, we may be forced to liquidate prior to consummating a business combination.
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
     Because the net proceeds from our IPO are intended to be used to complete a business combination with one or more operating businesses, we may be deemed to be a blank check company under federal securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our IPO and filed a Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from the rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units will be immediately tradeable and we will have a longer period of time within which to complete a business combination in certain circumstances than would be permitted under Rule 419.
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
     The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, will not be recoverable. Furthermore, we may fail to consummate the transaction for any number of reasons including those beyond our control, such as if 30% or more of our public stockholders vote against the transaction even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
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
     We may incur a substantial amount of debt to finance a business combination. The incurrence of debt:
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
     The personal and financial interests of our current officers and directors may influence them to negotiate their retention with us following the business combination, and to view more favorably acquisition targets that offer them a continuing relationship, either as an officer, director, consultant, or other third-party service provider, after the business combination. In addition, there may be a conflict of interest in the negotiation of the terms and conditions related to such continuing relationships as our officers and directors may be influenced by their personal and financial interests rather than the best interests of our public stockholders.
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
     Our officers and directors are not required to, and will likely not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Each member of our management team is engaged in several other business endeavors, including without limitation, active employment with MBFHP, and they are not obligated to contribute any specific number of hours per week to our affairs. As active employees of MBFHP, or the fund, members of our management team are required to identify target businesses for the fund, which could impact their ability to identify target businesses for us. Furthermore, we have agreed that any target companies with respect to which MBFHP has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our IPO will not be a potential acquisition target for us. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to complete a business combination.
Our officers and directors are, and may in the future become, affiliated with entities in the healthcare industry and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
     Our officers and directors are affiliated with entities, including other “blank check” companies, that are engaged in a similar business. Each of Mike Fernandez, Marcio Cabrera and Jorge Rico is affiliated with MBFHP, a private equity firm targeting companies in the healthcare industry for acquisition or investment. Roger J. Medel and Carlos Saladrigas, members of our Board of Directors, are also on the Advisory Committee of MBFHP. Mike Fernandez is a majority owner of Healthcare Atlantic, Inc., one of Florida’s largest dental health maintenance organizations. In addition, Mr. Fernandez is on the board of directors of Pediatrix Medical Group, Inc., a provider of newborn, maternal-fetal and pediatric physician services, and Dr. Medel is the Chief Executive Officer and a director of Pediatrix Medical Group, Inc. These entities may compete with us for investment and acquisition opportunities.
     Each of Messrs. Fernandez, Cabrera, Rico and Saladrigas, Antonio Argiz and MBFHP has granted us a “right of first refusal,” effective upon the consummation of our IPO, with respect to any company or business in the healthcare industry whose aggregate enterprise value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable). However, if our other officers and directors become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated, due to existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us.

Mike Fernandez, our Chairman and Chief Executive Officer, is subject to non-competition restrictions that will restrict us from pursuing business opportunities in selected sectors of the healthcare industry. This could have a negative impact on our ability to complete a business combination.
     In connection with the disposition of previously owned businesses in the healthcare industry, Mike Fernandez entered into various noncompetition agreements. Mike Fernandez agreed that until February 16, 2010, he cannot (1) own or operate any medical center, office, clinic or facility in Florida or (2) directly or indirectly engage in any Medicare+Choice/Medicare Advantage Program, Medicare insurance line of business or Medicare insurance product in any of the following jurisdictions: Arizona, Colorado, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, North Carolina, North Dakota, Ohio, Puerto Rico, South Carolina, South Dakota, Tennessee, Texas, Utah and Wisconsin. Because of Mike Fernandez’s position as our Chairman and Chief Executive Officer, the restrictions in his non-competition agreements will effectively restrict us from pursuing business combinations and investments that involve certain government sponsored healthcare services which we could have considered had these non-competition agreements not been in place. Our inability to pursue these opportunities could have a negative impact on our ability to complete a business combination.
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
     Mike Fernandez, our Chairman and Chief Executive Officer, through MBFHP, indirectly owns shares of our common stock. Upon our liquidation, MBFHP will not have the right to receive distributions from the trust account with respect to shares of our common stock it acquired prior to the completion of our IPO and it would lose its entire investment in us were this to occur. Therefore, Mr. Fernandez’s personal and financial interests may influence his motivation in identifying and selecting target businesses and completing a business combination in a timely manner. This may result in a conflict of interest when determining whether the terms, conditions, and timing of a particular business combination are appropriate and in our stockholders’ best interest.
Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.
     Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account unless the business combination is consummated. The amount of available proceeds is based upon our management’s estimate of the amount needed to fund our operations for the next 14 months and complete a business combination. This estimate may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion of the available proceeds in pursuit of an acquisition that is not consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in our public stockholders’ best interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our founding stockholder or our officers and directors, which may raise potential conflicts of interest.
     In light of our founding stockholder’s and our officers’ and directors’ involvement with other healthcare companies and our intent to complete a business combination with one or more operating businesses in the same industry, we may decide to acquire one or more businesses affiliated with our founding stockholder or our officers and directors. For example, each of Mike Fernandez, Marcio Cabrera and Jorge Rico is affiliated with our founding stockholder, MBFHP, a private equity firm that has acquired one healthcare company and is targeting companies in the healthcare industry for acquisition or investment. In addition, Mike Fernandez is the majority owner of Healthcare Atlantic, Inc. and Hospitalists of America, LLC, both companies in the healthcare industry. Further, Mr. Fernandez is on the board of directors of Pediatrix Medical Group, Inc. and Dr. Medel is the Chief Executive Officer and a director of Pediatrix Medical Group, Inc. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our public stockholders from a financial point of view of a business combination with one or more businesses affiliated with our founding stockholder, or our officers and directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
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
     The net proceeds from our IPO and the private placement were $172,762,500 which provided us with approximately $170,962,500, which we may use to complete a business combination. Although we are permitted to effect a business combination with more than one target business, we currently intend to effect our initial business combination with a single operating business whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition. If we acquire more than one target business, additional issues would arise, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure, and closing with multiple target businesses. In addition, we would be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the business combination below the required threshold of 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable). As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:
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
     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, together with additional financing, if available, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:
•	our obligation to seek stockholder approval of a business combination may delay or prevent the consummation of a transaction;

•	our obligation not to target any companies with respect to which MBFHP has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our offering may prevent the consummation of a transaction within the required time frame;

•	our obligation to convert the shares of common stock into cash in certain instances may reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

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
     Our founding stockholder, MBFHP, owns approximately 18.9% of our issued and outstanding shares of common stock. In addition, there is no restriction on the ability of our founding stockholder and our officers and directors to purchase units or shares of our common stock in the market. If it were to do so, the percentage of our outstanding common stock held by our founding stockholder and our officers and directors would increase. Our Board of Directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of this “staggered” Board of Directors, only a minority of the Board of Directors would be considered for election. As a result of his substantial beneficial ownership through control of our founding stockholder, Mike Fernandez, our Chairman and Chief Executive Officer, may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers, and similar transactions (other than approval of the initial business combination). Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.
     Because of our founding stockholder’s agreement with the underwriters to make open market purchases of common stock commencing on the later of (a) ten business days after we file a Current Report on Form 8-K announcing our execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the “restricted period” under Regulation M promulgated by the SEC, and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by our stockholders, our founding stockholder may obtain an even larger ownership block of our common stock which could permit it to influence the outcome of all matters requiring approval by our stockholders at such time, including our initial business combination, the election of directors and approval of significant corporate transactions following the consummation of our initial business combination. For a more complete discussion, including a detailed description of when such purchases may begin under Regulation M, please see the section of our final prospectus filed with the SEC on April 17, 2007 entitled “Principal Stockholders.”
Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     In connection with our IPO, as part of the units, we issued warrants to purchase 21,562,500 shares of common stock. In addition, in connection with the private placement, we issued warrants to purchase 343,750 shares of common stock as part of the units, and additional warrants to purchase 4,250,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and the potential for such issuance could reduce the value of the shares that may be issued to complete the business combination. Accordingly, the existence of our warrants may make it more difficult to effectuate a business combination or may increase the acquisition cost of a target business if we are unable to complete a business combination solely with cash. Additionally, the sale, or potential sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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
     Our founding stockholder has agreed, pursuant to an agreement with the underwriters in our IPO in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $12.0 million of our common stock in the open market, at market prices not to exceed the per share amount held in the trust account (less taxes payable), commencing on the later of (a) ten business days after we file a Current Report on Form 8-K announcing our execution of a definitive agreement for our initial business combination (“Signing 8-K”) or (b) 60 calendar days after the end of the “restricted period” under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by our stockholders. Based on the execution date of the Stock Purchase Agreement, our founding stockholder began making these open market purchases on February 25, 2008. The per share amount held in the trust account (less taxes payable) as determined on February 5, 2008 was $8.13. Our founding stockholder will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Consequently, if the market does not view a business combination positively, these purchases may have the effect of counteracting the market’s view of the business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchases may materially adversely affect the market price of our securities.
An effective registration statement may not be in place when an investor desires to exercise warrants, which would preclude an investor from being able to exercise his, her or its warrants and cause those warrants to be practically worthless.
     None of the warrants issued in our IPO will be exercisable, and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise these warrants, a prospectus relating to the common stock issuable upon exercise of these warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of these warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants issued in our IPO, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. In no event will we be required to net cash settle any warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, these warrants may have no value, the market for these warrants may be limited and these warrants may expire worthless. Thus, in these instances, the purchaser of a unit purchased in our IPO would have paid the full $8.00 purchase price solely for the one share of our common stock included in the unit. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the warrants issued in the private placement to MBF Healthcare Partners, L.P. will be exercisable for unregistered shares of common stock.
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
     MBFHP is entitled to demand on up to two occasions that we register the resale of its shares of common stock and warrants, including those shares of common stock included in, or issued upon exercise of the warrants purchased in this private placement and included in the units purchased in the private placement, in certain circumstances and has certain “piggy back” registration rights. If MBFHP exercises its registration rights with respect to all of its shares of common stock and warrants (including the shares and warrants included in the units and the warrants issued in the private placement) then there will be an additional 9,625,000 shares of common stock eligible for trading in the public market. This potential increase in trading volume may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business in the event that we are unable to complete a business combination solely with cash, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.
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
If the private placement was not conducted in compliance with applicable law, our founding stockholder may have the right to rescind its unit and warrant purchase. The rescission rights, if any, may require us to refund an aggregate of $7,000,000 to our founding stockholder, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our IPO, the amount available to our public stockholders upon our liquidation.
     Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the securities issued in the private placement should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although our founding stockholder has waived its rights, if any, to rescind its unit and warrant purchases as a remedy to our failure to register these securities, its waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. If the founding stockholder brings a claim against us and successfully asserts rescission rights, we may be required to refund an aggregate of $7,000,000, plus interest, to it, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our IPO, the amount available to our public stockholders upon our liquidation.

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

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Facilities
     We do not own any real estate or other physical properties. We currently maintain our executive offices at 121 Alhambra Plaza, Suite 1100, Coral Gables, Florida 33134. The cost for this space is included in the $7,500 per-month fee MBFHP charges us for general and administrative services pursuant to a letter agreement between us and MBFHP. The agreement provides for a term that terminates on the earlier of our consummation of a business combination or our liquidation. We believe that based on rents and fees for similar services in the Miami, Florida area that the fee charged by MBFHP is at least as favorable as we could have obtained from an unaffiliated party. We consider our existing office space adequate for our current operations.
Item 3. Legal Proceedings
     To the knowledge of management, there is no litigation currently pending or contemplated against us.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our units, common stock and warrants are listed on the American Stock Exchange under the symbols “MBH.U,” “MBH” and “MBH.WS,” respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on April 18, 2007, and since the common stock and warrants commenced public trading separately on July 2, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$8.50	$8.22	$7.75	$7.48	$0.84	$0.62
Third Quarter	$8.48	$8.10	$7.69	$7.50	$0.91	$0.70
Second Quarter	$8.41	$8.02	—	—	—	—
Holders of Common Equity
     As of March 28, 2008, we had two stockholders of record of our outstanding common stock, two holders of record of our outstanding units, and two holders of record of our outstanding warrants.
Dividend Policy
     We have not paid any dividends on our common stock to date. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. We do not intend to pay dividends prior to the completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then Board of Directors and subject to any restrictions in our debt agreements.
Item 6. Selected Financial Data
Results of Operations
     The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from June 2, 2006 (inception) to December 31, 2006, for the year ended December 31, 2007 and for the period from June 2, 2006 (inception) to December 31, 2007. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Information:

	June 2, 2006		June 2, 2006
	(inception) to	Year Ended	(inception) to
	December 31, 2006	December 31, 2007	December 31, 2007
Expenses	$52,088	$467,277	$519,365
Net loss before interest income (expense)	(52,088)	(467,277)	(519,365)
Interest income (expense):
Interest income (expense)	(5,304)	6,186,811	6,181,507
Provision for Income Taxes	—	(2,125,395)	(2,125,395)

Net income (loss)	$(57,392)	$3,594,139	$3,536,747

Net income (loss) per share:
Basic	$(0.01)	$0.18	$0.25
Diluted	(0.01)	0.15	0.21

Weighted average shares outstanding:
Basic	4,687,500	19,765,668	14,209,180
Diluted	4,687,500	23,633,342	16,651,570

Balance Sheet Information:

	December 31,	December 31,
	2007	2006
Cash and cash equivalents	$957,753	$12,404
Restricted in Trust Fund	$175,501,579	$—
Working capital (deficit)	$169,991,188	$(495,300)
Total assets	$176,576,647	$470,312
Deferred underwriting fees	$6,037,500	$—
Stockholders’ equity (deficit)	$117,420,799	$(37,392)

Quarterly Results of Operations
(unaudited)
     The following table sets forth unaudited operating data for each of the quarters of the year ended December 31, 2007 and the period from June 2, 2006 (inception) to December 31, 2006. This quarterly information has been prepared on the same basis as the annual financial statements of the Company and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.
2007

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter
Net income (loss)	$(30,671)	$948,577	(1)	$1,286,936	(1)	$1,389,297	(1)
Basic income (loss) per share (2)	(.01)	0.05		0.05		0.05
Diluted income (loss) per share (2)	(.01)	0.04		0.04		0.04
2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net loss	—	$(10,071)	$(36,988)	$(10,333)
Basic loss per share	—	(0.01)	(0.01)	—
Diluted loss per share	—	(0.01)	(0.01)	—

(1)	In April 2007, the Company completed its IPO, raising gross proceeds of $172.5 million.

(2)	The sum of the quarters is not meant to agree to the year-to-date amount due to calculations on a quarterly basis for purposes of this presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks Relating to the Company” included in Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview
     References to “we”, “us”, or the “Company” are to MBF Healthcare Acquisition, Corp. Reference to “MBFHP” are to MBF Healthcare Partners, L.P., an affiliate of our officers and directors.
     We are a blank check company incorporated in Delaware on June 2, 2006 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination.
     On April 13, 2007, MBFHP purchased an aggregate of 343,750 Private Units from us at a price of $8.00 per unit and 4,250,000 Private Placement Warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. Each Private Unit consists of one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Unit Warrant” and together with the Private Placement Warrants, the “Private Warrants”). Each Private Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the later of (a) April 17, 2008 or (b) the completion of a Business Combination with a target business or the distribution of the Trust Account (as hereinafter defined), and expiring four years from the date of the final prospectus for the IPO (as hereinafter defined). At our sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants will be identical to the Warrants, except that (1) upon a redemption of Private Warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock.
     On April 23, 2007, we completed our initial public offering (“IPO”) of 18,750,000 units (“Units”), consisting of one share of common stock and one warrant, and on May 8, 2007, we completed the closing of an additional 2,812,500 Units that were subject to the underwriters’ over-allotment option. The 21,562,500 Units sold in the IPO, including the 2,812,500 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating total gross proceeds of $172,500,000. Of the net proceeds after offering expenses of the IPO and the Private Placement, $170,962,500 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the “Trust Account”). Except for payment of taxes, the proceeds will not be released from the Trust Account until the earlier of (i) the completion of a Business Combination or (ii) our liquidation. Public stockholders voting against our initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
     Each warrant entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, commencing on the later of the completion of the initial business combination or April 23, 2008. None of the Warrants issued in the Public Offering will be exercisable and we will not be obligated to issue shares of common stock unless at the time of exercise a prospectus relating to common stock issuable upon exercise of these Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. In no event will we be required to net cash settle any Warrant exercise. Under the terms of the Warrant Agreement, we have agreed to use its reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Warrants issued in the Public Offering until the expiration of these Warrants. However, the we make no assurance that it will be able to do so and, if we do not maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering, holders will be unable to exercise their Warrants and we will not be required to settle any such Warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these Warrants is not current, or if the common stock is not qualified or exempt from qualification in jurisdictions in which the holders of the Warrants reside, these Warrants may have no value, the market for these Warrants may be limited and these Warrants may expire worthless. If a registration statement is not effective for any unexercised Warrant, then the purchaser of Units purchased in the Public Offering will be deemed to have paid the full purchase price of $8.00 for the one share of our common stock included in the Unit. Even if the prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering is not current, the Private Warrants will be exercisable for unregistered shares of common stock. If and when the Warrants become redeemable by us, we may exercise its redemption right even if the Warrants are not exercisable by their holders.

     In connection with our IPO, we paid the underwriters additional underwriting fees of $6,037,500, including units exercised with the over-allotment option which, the underwriters have agreed to defer until the consummation of our initial business combination. We expect that such fees will be paid out of the proceeds held in the Trust Account.
Recent Developments
     On February 6, 2008, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Critical Homecare Solutions Holdings, Inc. (“CHS”), a Delaware corporation, Kohlberg Investors V, L.P. (the “Seller’s Representative”) and the other stockholders of CHS (each, together with the Seller’s Representative, the “Seller” and collectively the “Sellers”).
     Pursuant to the terms of the Stock Purchase Agreement, we will acquire all of the outstanding capital stock of CHS for $420.0 million, subject to working capital and certain other customary adjustments as set forth in the Stock Purchase Agreement. We intend to fund the purchase price and the acquisition costs and provide additional capital to CHS for growth and expansion through a combination of approximately $180.0 million of cash in our trust account, approximately $180.0 million of debt, a $35.0 million equity issuance of our common stock to certain Sellers and a commitment from MBFHP to acquire up to an additional $50 million in shares of our common stock. The shares of our common stock to be issued to certain Sellers and the shares that are subject to the commitment from MBFHP will be priced at the closing per share price of our common stock on February 6, 2008, which was $7.65.
     The closing of the acquisition and the issuance of equity to MBFHP pursuant to its commitment are subject to stockholder approval. The closing of the acquisition is also subject to customary regulatory approvals, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.
Results of Operations and Known Trends or Future Events
     We have neither engaged in any operations nor generated revenues to date. Since our inception, our only activities have been organizational activities and those necessary to prepare for our IPO, and thereafter, certain expenses related to pursuing a target business. We will not generate any operating revenues until the completion of a business combination, if any. We have generated non-operating income in the form of interest income on cash and cash equivalents and our other short term investments. Since our IPO, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of our IPO, the business combination approval process and the timeline under which we may operate before the proceeds of our IPO are returned to investors.
Critical Accounting Policies and Significant Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.
     Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

Results of Operations, Financial Condition and Liquidity
     The following table sets forth the results of operations for the year ended December 31, 2007 and the period ended December 31, 2006 and for the period from June 2, 2006 through December 31, 2007.

		June 2, 2006	June 2, 2006
		(date of inception)	(date of inception)
	Year ended	through	through
	December 31, 2007	December 31, 2006	December 31, 2007
Formation and operating costs	$(467,277)	$(52,088)	$(519,365)
Interest income (expense)	6,186,811	(5,304)	6,181,507
Income (loss) before income tax provision	5,719,534	(57,392)	5,662,142
Provision for income taxes	(2,125,395)	—	(2,125,395)

Net income (loss)	$3,594,139	$(57,392)	$3,536,747

Weighted average shares outstanding:
Basic	19,765,668	4,687,500	14,209,180
Diluted	23,633,342	4,687,500	16,651,570
Net income (loss) per share:
Basic	$0.18	$(0.01)	$0.25
Diluted	$0.15	$(0.01)	$0.21
     Our operating expenses totaled $467,277 and $52,088 respectively, for the year ended December 31, 2007, and for the period from inception to December 31, 2006. Operating expenses were comprised primarily of insurance, accounting and legal expenses.
     We had interest income earned on marketable securities held in the Trust Account of $6,138,829 for the year ended December 31, 2007. Interest income earned on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination. The remaining interest income was primarily related to funds held outside of the Trust Fund.
     We have provided for an effective tax rate of 38% for the year ended December 31, 2007.
     We expect to use substantially all of the proceeds from our IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 29, 2009, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

Impact of Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.
     In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. We are currently evaluating the impact, if any, that the adoption of FSP 157-b will have on our operating income or net earnings.
     On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for the our business combinations once adopted, but the effect depends on the terms of our business combinations subsequent to January 1, 2009, if any.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
Item 8. Financial Statements and Supplementary Data
     Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes of Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report, are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the our periodic filings under the Exchange Act. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
     Since the Evaluation Date, there have not been any significant changes in our controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our current directors and executive officers are as follows:

Name	Age	Position
Mike B. Fernandez	54	Chairman and Chief Executive Officer

Jorge L. Rico	42	Senior Vice President, Chief Operating Officer and Director

Marcio C. Cabrera	43	Senior Vice President, Chief Financial Officer and Director

Antonio L. Argiz	54	Director

Roger J. Medel, M.D.	60	Director

Carlos A. Saladrigas	58	Director
     Below is a summary of the business experience of each of our executive officers and directors.
     Mike B. Fernandez became our Chairman and Chief Executive Officer upon our formation in June 2006. Mr. Fernandez has served as Chairman and is a Managing Director of MBF Healthcare Partners, L.P., a healthcare private equity firm, since its formation in April 2005. Mr. Fernandez served as Chief Executive Officer of CAC-Florida Medical Centers, LLC, a group of ten medical clinics, CarePlus Health Plans, Inc., a health maintenance organization serving Medicare-eligible individuals in South Florida, and PrescribIT Rx, LLC (f/k/a CarePlus Pharmacies, LLC), a pharmacy company, from December 2002 until February 2005 when all three companies were sold to Humana Inc. (NYSE: HUM). Mr. Fernandez founded and served as Chief Executive Officer of Physicians Healthcare Plans, Inc., a full service health maintenance organization, from 1993 until December 2002 when it was sold to AMERIGROUP Corporation (NYSE: AGP), a managed health services company. Mr. Fernandez has also founded and is a majority owner of Healthcare Atlantic, Inc., parent company for Atlantic Dental, Inc., a dental benefit company, and Hospitalists of America, LLC, a hospitalists service provider. Mr. Fernandez has 30 years of experience in the healthcare industry in the areas of operations, health insurance programs, managed care solutions, business development and investments. Mr. Fernandez currently sits on the boards of Pediatrix Medical Group, Inc. (NYSE: PDX), a provider of newborn, maternal-fetal and pediatric physician services, Healthcare Atlantic, Inc., HSC Health & Wellness, Inc., a health benefit discount plan, and Medical Specialties Distributors, LLC, a distributor of medical supplies and bio-med equipment, as well as several charitable organizations.
     Jorge L. Rico became our Senior Vice President, Chief Operating Officer and a member of our Board of Directors upon our formation in June 2006. Mr. Rico has served as a Managing Director of MBF Healthcare Partners, L.P., since its formation in April 2005. From July 2004 until April 2005, Mr. Rico served as a private consultant. Mr. Rico served as President of Division III, of Psychiatric Solutions, Inc. (Nasdaq: PSYS), a provider of inpatient behavioral healthcare services, from June 2003 to July 2004. Mr. Rico served as Executive Vice President and Chief Operating Officer of Ramsay Youth Services, Inc. (f/k/a Ramsay Health Care, Inc. (Nasdaq: RHCI)), a provider of behavioral healthcare treatment programs and services focused on at-risk and special-needs youth, from February 1997 until it was sold in June 2003 to Psychiatric Solutions. Mr. Rico has 20 years of experience in the healthcare industry in the areas of operations, health plan administration, hospital administration, business development and information technology. Mr. Rico currently sits on the Board of Directors of Hospitalists of America, LLC and Medical Specialties Distributors, LLC.
     Marcio C. Cabrera became our Senior Vice President, Chief Financial Officer and a member of our Board of Directors upon our formation in June 2006. Mr. Cabrera has served as a Managing Director of MBF Healthcare Partners, L.P. since its formation in January 2005. From July 2004 until April 2005, Mr. Cabrera served as a private consultant. From July 1998 to June 2004, Mr. Cabrera held various management positions at Ramsay Youth Services, Inc. (and at Psychiatric Solutions, Inc. (Nasdaq: PSYS) subsequent to the sale of Ramsay Youth Services, Inc. to Psychiatric Solutions, Inc. in June 2003). His various positions included Executive Vice President, Chief Financial Officer and Treasurer. Mr. Cabrera currently sits on the boards of Hospitalists of America, LLC, Medical Specialties Distributors, LLC and Healthcare Atlantic, Inc.

     Antonio L. Argiz became a member of our Board of Directors upon our formation in June 2006. Since 1997, Mr. Argiz has served as Managing Partner of Morrison, Brown, Argiz & Farra, a public accounting firm. Mr. Argiz previously served on the American Institute of Certified Public Accountant’s (AICPA) Nominations Committee, the governing body of the AICPA (The Council) and served as the Chairman of the Florida Board of Accountancy.
     Roger J. Medel, M.D. became a member of our Board of Directors upon our formation in June 2006. Dr. Medel has been a director of Pediatrix Medical Group, Inc. (NYSE: PDX) since he co-founded the company in 1979 with Dr. Gregory Melnick. Dr. Medel served as Pediatrix’s President until May 2000 and as Chief Executive Officer until December 2002. In March 2003, Dr. Medel reassumed the position of President, serving in that position until May 2004, and became Chief Executive Officer, a position in which he continues to serve today. Dr. Medel is a member of the Advisory Committee of MBF Healthcare Partners, L.P. Dr. Medel has been an instructor in pediatrics at the University of Miami and participates as a member of several medical and professional organizations. Dr. Medel also holds a Masters Degree in Business Administration from the University of Miami.
     Carlos A. Saladrigas became a member of our Board of Directors upon our formation in June 2006. Mr. Saladrigas has been the Chairman of the Board of Premier American Bank, a banking and financial services company, since 2002. In 2002 he retired as Chief Executive Officer of ADP TotalSource (previously The Vincam Group, Inc.), a human resources outsourcing company that provides services to small and mid-sized businesses. He currently sits on the Boards of Directors of Progress Energy, Inc. (NYSE: PGN), a diversified energy holding company, and Advance Auto Parts, Inc. (NYSE: AAP), a retailer of automotive parts. Mr. Saladrigas is a member of the Advisory Committee of MBF Healthcare Partners, L.P.
Number and Terms of Directors
     Our Board of Directors has six directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Jorge Rico and Antonio Argiz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Marcio Cabrera and Roger Medel, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mike Fernandez and Carlos Saladrigas, will expire at the third annual meeting. Each of our current directors has served on our Board of Directors since June 2006.
     Our directors will play a key role in structuring, negotiating and consummating an acquisition. None of our directors has been a principal of or affiliated with a public blank check company that executed a business plan similar to our business plan and none of our directors is currently affiliated with such an entity.
Director Independence
     Our Board of Directors has determined that Messrs. Argiz and Saladrigas are “independent directors” as defined in the American Stock Exchange listing standards and applicable SEC rules. The American Stock Exchange listing standards require that a majority of our Board of Directors be independent. However, since we have listed on the American Stock Exchange in connection with our IPO, we are not required to meet this requirement until one year from our listing on the American Stock Exchange. We intend to appoint additional members to our Board of Directors in the future to meet the requirement that a majority of our Board of Directors be independent within one year of our listing on the American Stock Exchange.

Committees of the Board of Directors
Audit Committee
     Our Board of Directors has an Audit Committee that reports to the Board of Directors. Messrs. Argiz, Saladrigas and Cabrera serve as members of our Audit Committee. Under the American Stock Exchange listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. However, since we have listed on the American Stock Exchange in connection with our IPO, we are permitted to have one independent member at the time of listing, a majority of independent members within 90 days of listing and all independent members within one year.
     Currently, two members of the Audit Committee are independent, Messrs. Argiz and Saladrigas. We intend to replace Mr. Cabrera with an independent member in the future to meet the requirement that we have three independent members on our Audit Committee within one year of our listing on the American Stock Exchange.
     Mr. Argiz serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Argiz qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems.
     In addition, the Audit Committee will monitor compliance on a quarterly basis. If any noncompliance is identified, then the Audit Committee will be charged with the responsibility to immediately take all necessary action to rectify such noncompliance or otherwise cause compliance.. The Audit Committee’s approval will be required for any related person transaction.
     We do not have a compensation or similar committee. We anticipate that the independent members of our Board of Directors perform the functions of a compensation committee including:
•	reviewing and approving our overall compensation strategy and policies;

•	reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management;

•	determining the compensation and other terms of employment of our Chief Executive Officer; and

•	reviewing and approving the compensation and other terms of employment of the other executive officers and senior management.
     We do not have a nominating or similar committee. The independent members of our Board of Directors perform the functions of a nominating committee including:
•	identifying, reviewing and evaluating candidates to serve as our directors (consistent with criteria approved by the Board of Directors);

•	reviewing and evaluating incumbent directors;

•	recommending candidates to the Board of Directors for election to the Board of Directors; and

•	making recommendations to the Board of Directors regarding membership on committees of the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the most recent fiscal year, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Code of Ethics
     We have adopted a code of ethics that applies to our officers, directors and employees. We will provide a copy free of charge. To obtain a copy, write to: MBF Healthcare Acquisition Corp., 121 Alhambra Plaza, Suite 1100, Coral Gables, Florida 33134, Attn: Jorge Rico.

Item 11. Executive Compensation
     None of our executive officers or directors has received any cash compensation for services rendered. Commencing on April 23, 2007 through the acquisition of a target business, we have paid, and will continue to pay MBFHP, an affiliate of our officers and directors, approximately $7,500 per month for office space and certain additional general and administrative services. We believe that, based on rents and fees for similar services in the Miami, Florida area, the fee charged by MBFHP is at least as favorable as we could have obtained from an unaffiliated third party. This arrangement was agreed to by MBFHP for our benefit and is not intended to provide Mr. Fernandez with compensation in lieu of his salary. During 2007, approximately $63,250 was incurred under this arrangement. Other than this $7,500 per-month fee to MBFHP, reimbursement for out-of-pocket expenses payable to our officers and directors and reimbursement to MBF Healthcare Management for costs arising from our officers’ and directors’ use of its corporate jet at a cost up to $750 per person per flight, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered, including attendance at Board of Directors meetings, prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf.
     In addition, since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination. While the role of present management after a business combination is uncertain, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding the beneficial ownership of our common stock as of February 26, 2008 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

     As of February 28, 2008, we had 26,593,750 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
		Percentage of
	Amount and Nature of	Outstanding Common
Name and Address of Beneficial Owner (2)	Beneficial Ownership (1)	Stock
Mike B. Fernandez (3)(4)(5)	5,031,250	18.9%
Marcio C. Cabrera(3)	—	—
Jorge L. Rico(3)	—	—
Antonio L. Argiz	—	—
Roger J. Medel(3)	—	—
Carlos A. Saladrigas(3)	—	—
All directors and executive officers as a group (5 individuals)	5,031,250	18.9%

5% Stockholders
MBF Healthcare Partners, L.P. (4)	5,031,250	18.9%
President and Fellows of Harvard College (6)	2,523,400	9.5%
Fir Tree, Inc. (7)	2,265,000	8.5%
QVT Financial L.P. (8)	2,237,184	8.4%
FMR Corp. (9)	1,972,000	7.4%
Federated Investors, Inc. (10)	1,875,000	7.1%
Highbridge International LLC (11)	1,400,000	5.3%

(1)	Includes shares of common stock which the person has the right to acquire within 60 days of February 28, 2008.

(2)	Unless otherwise noted, the business address of each of the following is 121 Alhambra Plaza, Suite 1100, Coral Gables, Florida 33134.

(3)	MBF Healthcare Partners, L.P. purchased an aggregate of 343,750 units and 4,250,000 warrants from us in a private placement that occurred prior to our IPO. Mike Fernandez, Marcio Cabrera, Jorge Rico, Carlos Saladrigas and Roger Medel each directly or indirectly own interests in MBF Healthcare Partners, L.P. Mr. Saladrigas possesses sole voting and dispositive authority over 20,095 shares of common stock owned by MBF Healthcare Partners, L.P. prior to the offering and the private placement and 22,282 shares of common stock owned by MBF Healthcare Partners, L.P. after our IPO and the private placement.

(4)	Mike Fernandez, as the owner of the general partner of the general partner of MBF Healthcare Partners, L.P., may be deemed to be the beneficial owner of the shares of common stock held by MBF Healthcare Partners, L.P.

(5)	Consists of shares issued to MBF Healthcare Partners, L.P. See footnotes (3) and (5) above.

(6)	President and Fellows of Harvard College holds an aggregate of 2,523,400 shares of common stock consisting of 1,523,400 shares of common stock trading as well as 1,000,000 of units, each consisting of one share of common stock and one warrant. The business address of President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210. The foregoing information is derived from a Schedule 13G filed with the SEC on February 14, 2008

(7)	Sapling, LLC (“Sapling”) and Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital Opportunity”) are the beneficial owners of 1,919,300 shares of common stock and 345,700 shares of common stock, respectively. Fir Tree, Inc. (“Fir Tree”) may be deemed to beneficially own the shares of common stock held by Sapling and Fir Tree Capital Opportunity as a result of being the investment manager of Sapling and Fir Tree Capital Opportunity. Sapling and Fir Tree Capital Opportunity are the beneficial owners of 7.2% and 1.3%, respectively, of the outstanding shares of common stock. Sapling may direct the vote and disposition of 1,919,300 shares of common stock. Fir Tree Capital Opportunity may direct the vote and disposition of 345,700 shares of common stock. Fir Tree has been granted investment discretion over the common stock held by Sapling and Capital Opportunity. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2008.

(8)	Represents 1,832,767 shares of common stock owned by QVT Financial LP (“QVT Financial”), which is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 1,580,979 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence), which beneficially owns 176,254 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 75,534 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 1,832,767 shares of Common Stock, consisting of the shares owned by the Fund, Quintessence and the shares held in the Separate Account. The Fund, Quintessence and the Separate Account own Warrants that are not exerciseable until the later of the MBF completion of a business combination and April 17, 2008, and will expire on April 16, 2011 or earlier upon redemption. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 1,757,233 shares of Common Stock. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund, Quintessence and the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The business address of QVT Financial is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The foregoing information was derived from a Schedule 13G filed with the SEC on July 10, 2007

(9)	Represents 1,972,000 shares of common stock owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 1,972,000 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. The business address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109. The foregoing information was derived from a Schedule 13G filed with the SEC on May 10, 2007.

(10)	Federated Investors, Inc. (the “Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of common stock (the “Reported Securities’). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of Federated Investors, Inc., the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Trustees have joined in filing this Schedule 13G because of the collective voting control that they exercise over the Parent. In accordance with Rule 13d-4 under the Securities Act of 1934, as amended, the Parent, the Trust, and each of the Trustees declare that this statement should not be construed as an admission that they are the beneficial owners of the Reported Securities, and the Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities. The business address of Parent is 5800 Corporate Drive, Pittsburgh, PA 15222. The foregoing information is derived from a Schedule 13G filed with the SEC on February 13, 2008.

(11)	Represents 1,400,000 shares of common stock owned by Highbridge International LLC. Highbridge International LLC holds 115,100 shares of Common Stock and each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca may be deemed the beneficial owner of the 115,100 shares of Common Stock held by Highbridge International LLC. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC. Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is the Chief Investment Officer of Highbridge Capital Management, LLC. In addition, each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of shares of Common Stock owned by Highbridge International LLC. In addition to the reported shares of Common Stock, the Reporting Persons may be deemed to beneficially own 1,400,000 shares of Common Stock issuable to Highbridge International LLC upon exercise of warrants (the “Warrants”). However, pursuant to the terms of these Warrants, the Warrants cannot be exercised until the later of the completion of a business combination by MBF and April 17, 2008. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC. Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is the Chief Investment Officer of Highbridge Capital Management, LLC. The foregoing should not be construed in and of itself as an admission by any Reporting Person as to beneficial ownership of Shares of Common Stock owned by another Reporting Person. In addition, each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of shares of Common Stock owned by Highbridge International LLC. The business address of Highbridge International LLC is c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies. The foregoing information was derived from a Schedule 13G filed with the SEC on October 19, 2007 and a 13G/A filed with the SEC on January 23, 2008.

Item 13. Certain Relationships and Related Transactions
     On June 2, 2006, we issued 4,687,500 shares of our common stock to MBFHP for $20,000 in cash at a purchase price of approximately $0.0043 per share.
     On July 3, 2006, we entered into an agreement with MBFHP pursuant to which it has agreed to purchase an aggregate of 312,500 units at a purchase price of $8.00 per unit. On February 2, 2007, the agreement was amended and restated to increase the number of units to 343,750 units at a purchase price of $8.00 per unit and to obligate MBF Healthcare Partners, L.P. to purchase 2,750,000 warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $5,500,000. On April 13, 2007, the agreement was further amended and restated to increase the number of warrants to 4,250,000, for an additional purchase price of $1,500,000, resulting in an aggregate purchase price of $7,000,000. These securities will be purchased in a private placement pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. The private placement will occur prior to the completion of our IPO.
     MBFHP will be entitled to make up to two demands that we register these securities, including the shares of common stock included in, or issued upon exercise of the warrants purchased by it in the private placement and included in the units purchased by it in the private placement, pursuant to an agreement to be signed prior to or on the date of this prospectus. MBFHP can elect to exercise these registration rights at any time beginning three months prior to the date on which the escrow period applicable to such securities expires. The escrow period expires six months following the consummation of the initial business combination, unless we were to consummate a transaction after the consummation of the initial business combination which results in all of the stockholders of the combined entity having the right to exchange their shares of common stock for cash, securities or other property. However, if (1) during the last 17 days of the six-month period, we issue material news or a material event relating to us occurs or (2) before the expiration of the six-month period, we announce that material news or a material event will occur during the 16-day period beginning on the last day of the six-month period, the six-month period will be extended for up to 18 days beginning on the issuance of the material news or the occurrence of the material event. We may not waive the escrow provisions. In addition, MBFHP has certain “piggy-back” registration rights with respect to these securities on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.
     We will reimburse our officers and directors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations, including reimbursement of up to $750 per person per flight that may be paid to MBF Healthcare Management, an entity owned by Mike Fernandez, our Chairman and Chief Executive Officer, for the use of its corporate jet in connection with activities on our behalf, such as identifying and investigating targets for our initial business combination. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we complete a business combination.
     Other than the payment of $7,500 per month to MBFHP in connection with the general and administrative services arrangement for services rendered to us, reimbursement for out-of-pocket expenses payable to our officers and directors and reimbursement to MBF Healthcare Management for costs arising from our officers’ and directors’ use of its corporate jet, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers, directors, or existing stockholder or any of their respective affiliates prior to or in connection with the business combination. In 2007, the expense for rent and general and administrative services and for the use of the corporate jet was $63,250 and $29,250, respectively.
Item 14. Principal Accountant Fees and Services
     Audit Fees. The aggregate fees for professional services rendered by Grant Thornton LLP, our independent auditors, for the audit of our financial statements for fiscal year 2007, which include fees related to our IPO and the 2007 year end audit were approximately $101,000.
     Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by Grant Thornton LLP.
     Tax Fees. There were no fees paid for tax compliance, tax planning and tax advice rendered by Grant Thornton LLP for the fiscal year ended December 31, 2007.
     All Other Fees. There were no fees paid to Grant Thornton LLP for services other than audit services, audit-related services, tax compliance, tax planning, and tax advice rendered by Grant Thornton LLP for the fiscal year ended December 31, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements

See Item 8 — Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules
     All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.
(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation*
3.2	By-Laws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificates*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
10.1	Form of Escrow Agreement between Continental Stock Transfer & Trust Company and MBF Healthcare Partners, L.P.*
10.2	Master Amended and Restated promissory Note issued by the Registrant to MBF Healthcare Partners, L.P.*
10.3	Form of Registration Rights Agreement among the Registrant and MBF healthcare Partners, L.P.*
10.4	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company*
10.5	Office Service Agreement between the Registrant and MBF Healthcare Partners, L.P.*
10.6	Amended Private Placement Purchase Agreement among the Registrant and MBF Healthcare Partners, L.P.*
10.7	Form of Omnibus Letter Agreement*
10.8	Form of Letter Agreement between the Registrant, MBF Healthcare Partners, L.P., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Joseph & Co. Inc. and Ladenburg Thalmann 7 Co. Inc.*
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350**

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 on amendments thereto (File No. 333-135610)

**	Filed herewith

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
MBF Healthcare Acquisition Corp.
We have audited the accompanying balance sheets of MBF Healthcare Acquisition Corp. (a development stage Company) (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007, the period from June 2, 2006 (date of inception) through December 31, 2006, and the period from June 2, 2006 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007, the period from June 2, 2006 (date of inception) through December 31, 2006, and the period from June 2, 2006 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Miami, Florida
March 14, 2008

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$957,753	$12,404
Restricted cash held in Trust Fund	175,501,579	—
Prepaid expenses	47,826	—
Total current assets	176,507,158	12,404
Deferred acquisition costs	22,379	—
Deferred tax asset	47,110	—
Deferred offering costs	—	457,908

Total Assets	$176,576,647	$470,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$312,505	$—
Accrued expenses	165,965	16,285
Accrued offering costs	—	251,419
Notes payable to a related party	—	240,000
Deferred underwriters’ fee	6,037,500	—

Total current liabilities	6,515,970	507,704

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,491,242	—
Interest income attributable to common stock subject to possible redemption (net of taxes of $411,888)	1,148,636	—

Total common stock, subject to possible redemption	52,639,878	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, Authorized 50,000,000 shares, issued and outstanding 26,593,750 shares (which includes 6,468,749 shares subject to possible redemption) and 4,687,500 shares, respectively	2,659	469
Additional paid-in capital	115,030,029	19,531
Retained earnings (deficit) accumulated during the development stage	2,388,111	(57,392)

Total stockholders’ equity (deficit)	117,420,799	(37,392)

Total liabilities and stockholders’ equity (deficit)	$176,576,647	$470,312

SEE NOTES TO AUDITED FINANCIAL STATEMENTS

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		June 2, 2006	June 2, 2006
		(date of inception)	(date of inception)
	Year ended	through	through
	December 31, 2007	December 31, 2006	December 31, 2007
Revenues	$—	$—	$—
Expenses:
Formation and operating costs	(467,277)	(52,088)	(519,365)

Net loss before interest income (expense)	(467,277)	(52,088)	(519,365)
Interest income (expense)	6,186,811	(5,304)	6,181,507

Income (loss) before income tax provision	5,719,534	(57,392)	5,662,142
Provision for income taxes	(2,125,395)	—	(2,125,395)

Net income (loss)	$3,594,139	$(57,392)	$3,536,747

Weighted average shares outstanding
Basic	19,765,668	4,687,500	14,209,180
Diluted	23,633,342	4,687,500	16,651,570

Net income (loss) per share:
Basic	$0.18	$(0.01)	$0.25
Diluted	$0.15	$(0.01)	$0.21
SEE NOTES TO AUDITED FINANCIAL STATEMENTS

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained earnings/
				(deficit)
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total
Balance, June 2, 2006 (date of inception)	—	$—	$—	$—	$—
Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Sale of 343,750 units in a private placement	343,750	34	2,749,966	—	2,750,000

Sale of 4,250,000 warrants to initial stockholders			4,250,000		4,250,000

Sale of 21,562,500 units, net of underwriters’ discount and offering expenses of $12,996,070 (6,468,749 shares subject to possible redemption)	21,562,500	2,156	159,501,774	—	159,503,930
Proceeds subject to possible redemption of 6,468,749 shares	—	—	(51,491,242)	—	(51,491,242)

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(1,148,636)	(1,148,636)
Net income	—	—	—	3,594,139	3,594,139

Balance, December 31, 2007	26,593,750	$2,659	$115,030,029	$2,388,111	$117,420,799

SEE NOTES TO AUDITED FINANCIAL STATEMENTS

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		June 2, 2006	June 2, 2006
		(date of	(date of
		inception)	inception)
	Year ended	through	through
	December 31,	December 31,	December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,594,139	$(57,392)	$3,536,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	(47,826)		(47,826)
Income taxes payable	265,395	—	265,395
Accrued expenses	149,679	16,285	165,964

Net cash provided by (used in) operating activities	3,961,387	(41,107)	3,920,280

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund	(175,501,579)	—	(175,501,579)
Deferred acquisition costs	(22,379)	—	(22,379)

Net cash used in investing activities	(175,523,958)	—	(175,523,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	172,500,000	—	172,500,000
Payment of costs of public offering	(6,752,080)	(206,489)	(6,958,569)
Proceeds from sale of units in a private placement	2,750,000	—	2,750,000
Proceeds from notes payable to a related party	35,000	240,000	275,000
Payments of notes payable to a related party	(275,000)	—	(275,000)
Proceeds from issuance of common stock to founding stockholders	—	20,000	20,000
Proceeds from issuance of warrants	4,250,000	—	4,250,000

Net cash provided by financing activities	172,507,920	53,511	172,561,431

Increase in cash and cash equivalents	945,349	12,404	957,753
Cash and cash equivalents, beginning of period	12,404	—	—

Cash and cash equivalents, end of period	$957,753	$12,404	$957,753

Supplemental schedule of non-cash financing activity:
Accrual of offering costs	$—	$251,419	$251,419
Common stock subject to possible redemption	51,491,242	—	51,491,242
Interest income on common stock subject to possible redemption	1,148,636	—	1,148,636
Deferred underwriters’ fees	6,037,500	—	6,037,500

Total	$58,677,378	$251,419	$58,928,797

Cash paid for interest	$4,027	$6,285	$10,312
Cash paid for taxes	$1,860,000	—	$1,860,000
SEE NOTES TO AUDITED FINANCIAL STATEMENTS

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
[1]Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (CONTINUED)
[2] Earnings (loss) per common share:
Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of common stock equivalents have been excluded from the diluted income (loss) per share calculation for the 2006 period presented as the effect is antidilutive. Included in the weighted average shares calculation for Diluted EPS purposes are 3,867,674 and 2,442,390 shares related to the dilutive effect of outstanding stock warrants for the year ended December 31, 2007 and the period from June 2, 2006 through December 31, 2007, respectively.
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
The Company recorded a deferred tax asset for the tax effect of net operating loss carryforwards, aggregating approximately $22,400 at December 31, 2006. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006. The Company recorded an income tax expense $2,125,395 for the year ended December 31, 2007. As of December 31, 2007, the net operating loss carry forward was fully utilized and thus the valuation allowance was reversed. The temporary differences as of December 31, 2007 represent prepaid expenses and accrued liabilities. In 2007, the Company recognized a deferred tax benefit of $47,110. For the year December 31, 2007, the effective tax rate of 38% differs from the statutory rate of 35% due to the provision for state income taxes. For the period ended December 31, 2006, the effective tax rate of 0% differs from the statutory rate of 35% due to the valuation allowance.
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company did not recognize any additional unrecognized tax benefits. As of December 31, 2007, the Company has no unrecognized tax benefits on the balance sheet
The Company is subject to income taxes in the U.S. federal jurisdiction and in the state of Florida. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s policy is to record interest and penalties as part of income tax expense.
[5] Deferred offering costs:
Deferred offering costs as of December 31, 2006 consisted principally of legal and accounting fees incurred through the balance sheet date that were related to the planned initial public offering and were charged to additional paid-in capital upon the closing of the initial public offering.

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
In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.
On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for the Company’s business combinations once adopted, but the effect depends on the terms of the Company’s business combinations subsequent to January 1, 2009, if any.
A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

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
Note D — Related Party Transactions
[ 1 ] The Company issued a $200,000 unsecured promissory note to its stockholder, MBF Healthcare Partners, L.P. (“MBFHP”), on June 12, 2006. On August 25, 2006, the promissory note was amended and restated to increase the principal amount of the note to $400,000 and convert the loan to a non-revolving line of credit. As of December 31, 2006, the outstanding principal balance was $240,000. In 2007, the Company borrowed an additional $35,000 on this note. The note bore interest at a rate of 5% per annum and was paid in full upon the consummation of the Public Offering. Mike Fernandez, the Company’s Chairman and Chief Executive Officer has an interest in MBFHP.
[2] The Company presently occupies office space provided by MBFHP, an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services which commenced on the effective date of the Registration Statement, April 17, 2007 and continues until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. In 2007, the expense for such services was $63,250. The Company has also agreed to reimburse MBF Healthcare Management, an entity owned by a related party, of up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination. In 2007, the expense for the use of the corporate jet was $29,250 of which all was accrued as of December 31, 2007.
Note E — Commitments
In connection with the Public Offering, the Company has committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Public Offering (or the over-allotment option, as the case may be). In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). The Company paid the underwriters $6,037,500 upon the closing of the Public Offering and the underwriters’ over-allotment option. The remaining $5,250,000 from the Public Offering and an additional $787,500 from the exercise of the Units that were subject to the underwriters’ over-allotment option, for a total of $6,037,500, has been accrued by the Company as of December 31, 2007.

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
Note H — Common Stock Subject to Possible Redemption
Public stockholders voting against the Company’s initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold. As a result of the potential redemption, the Company has recorded a long term liability of $51,491,242 as of December 31, 2007.
Note I — Subsequent Events
On February 6, 2008, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Critical Homecare Solutions Holdings, Inc. (“CHS”), a Delaware corporation, Kohlberg Investors V, L.P. (the “Seller’s Representative”) and the other stockholders of CHS (each, together with the Seller’s Representative, a “Seller” and collectively the “Sellers”).
Pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding capital stock of CHS for $420.0 million, subject to a working capital and certain other customary adjustments as set forth in the Stock Purchase Agreement. The Company intends to fund the purchase price and the acquisition costs and provide additional capital to CHS for growth and expansion through a combination of approximately $180.0 million of cash in its trust account, approximately $180.0 million of debt, a $35.0 million equity issuance of MBH common stock to certain Sellers and a commitment from MBF Healthcare Partners, L.P. to acquire up to an additional $50 million in shares of MBH common stock. The shares of MBH common stock to be issued to certain Sellers and the shares that are subject to the commitment from MBF Healthcare Partners, L.P. will be priced at the closing per share price of MBH common stock on February 6, 2008, which was $7.65.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2008	MBF HEALTHCARE ACQUISITION CORP.
/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2008	/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Miguel B. Fernandez Miguel B. Fernandez	Chief Executive Officer (Principal Executive Officer)	March 28, 2008
/s/ Marcio C. Cabrera Marcio C. Cabrera	Senior Vice President, Chief Financial Officer & Director (Principal Financial Officer)	March 28, 2008
/s/ Jorge L. Rico Jorge L. Rico	Senior Vice President, Chief Operating Officer & Director	March 28, 2008
/s/ Antonio L Argiz Antonio L. Argiz	Director	March 28, 2008
/s/ Roger J. Medel M.D. Roger J. Medel M.D.	Director	March 28, 2008
/s/ Carlos A. Saladrigas Carlos A. Saladrigas	Director	March 28, 2008