Form 10-Q
period 2008-03-31
MBF Healthcare Acquisition Corp.
filed 2008-05-14
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑      No ☐
At May 14, 2008, 26,593,750 shares of the registrant’s common stock were issued and outstanding.

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007	3

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED), FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2008 (UNAUDITED)	4

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007	5

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED), FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2008 (UNAUDITED)	6

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	14

ITEM 1A. RISK FACTORS	14

ITEM 6. EXHIBITS	14

SIGNATURES	15
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current Assets:
Cash and cash equivalents	$283,947	$957,753
Restricted cash held in Trust Fund	177,275,651	175,501,579
Prepaid expenses	4,770	47,826

Total current assets	177,564,368	176,507,158
Deferred acquisition costs	2,485,550	22,379
Deferred tax asset	22,270	47,110

Total Assets	$180,072,188	$176,576,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$884,354	$312,505
Accrued expenses	2,100,671	165,965
Deferred underwriters’ fee	6,037,500	6,037,500

Total current liabilities	9,022,525	6,515,970

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,491,242	51,491,242
Interest income attributable to common stock subject to possible redemption (net of taxes)	1,480,629	1,148,636

Total common stock, subject to possible redemption	52,971,871	52,639,878

Stockholders’ Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, Authorized 50,000,000 shares, issued and outstanding 26,593,750 shares (which includes 6,468,749 shares subject to possible redemption)	2,659	2,659
Additional paid-in capital	115,030,029	115,030,029
Retained earnings	3,045,104	2,388,111

Total stockholders’ equity	118,077,792	117,420,799

Total liabilities and stockholders’ equity	$180,072,188	$176,576,647

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			June 2, 2006
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
Revenues	$—	$—	$—
Expenses:
Formation and operating costs	(194,154)	(27,511)	(713,519)

Net loss before interest income (expense)	(194,154)	(27,511)	(713,519)
Interest income (expense)	1,779,828	(3,160)	7,961,335

Income (loss) before income tax provision	1,585,674	(30,671)	7,247,816
Provision for income taxes	(596,689)	—	(2,722,084)

Net income (loss)	$988,985	$(30,671)	$4,525,732

Weighted average shares outstanding
Basic	26,593,750	4,687,500	15,893,778
Diluted	32,442,481	4,687,500	18,902,450

Net earnings (loss) per share:
Basic	$0.04	$(0.01)	$0.28
Diluted	$0.03	$(0.01)	$0.24
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Retained
				earnings/
				(deficit)
				accumulated
	Common Stock		Additional	during the
			Paid-In	development
	Shares	Amount	Capital	stage	Total
Balance, June 2, 2006 (date of inception)	—	$—	$—	$—	$—
Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Sale of 343,750 units in a private placement	343,750	34	2,749,966	—	2,750,000

Sale of 4,250,000 warrants to initial stockholders	—	—	4,250,000	—	4,250,000

Sale of 21,562,500 units, net of underwriters’ discount and offering expenses of $12,996,070 (6,468,749 shares subject to possible redemption)	21,562,500	2,156	159,501,774	—	159,503,930
Proceeds subject to possible redemption of 6,468,749 shares	—	—	(51,491,242)	—	(51,491,242)

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(1,148,636)	(1,148,636)

Net income	—	—	—	3,594,139	3,594,139

Balance, December 31, 2007	26,593,750	2,659	115,030,029	2,388,111	117,420,799

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(331,992)	(331,992)

Net income	—	—	—	988,985	988,985

Balance, March 31, 2008	26,593,750	$2,659	$115,030,029	$3,045,104	$118,077,792

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 2, 2006
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$988,985	$(30,671)	$4,525,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	43,056	—	(4,770)
Income taxes payable	596,689	—	862,084
Accrued expenses	(87,321)	3,160	78,643

Net cash provided by (used in) operating activities	1,541,409	(27,511)	5,461,689

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund	(1,774,072)	—	(177,275,651)
Deferred acquisition costs	(441,143)	—	(463,522)

Net cash used in investing activities	(2,215,215)	—	(177,739,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	—	—	172,500,000
Payment of costs of public offering	—	(12,341)	(6,958,569)
Proceeds from sale of units in a private placement	—	—	2,750,000
Proceeds from notes payable to a related party	—	35,000	275,000
Payments of notes payable to a related party	—	—	(275,000)
Proceeds from issuance of common stock to founding stockholders	—	—	20,000
Proceeds from issuance of warrants	—	—	4,250,000

Net cash provided by financing activities	—	22,659	172,561,431

(Decrease) increase in cash and cash equivalents	(673,806)	(4,852)	283,947
Cash and cash equivalents, beginning of period	957,753	12,404	—

Cash and cash equivalents, end of period	$283,947	$7,552	$283,947

Supplemental schedule of non-cash financing activity:
Accrual of offering costs	$—	$—	$251,419
Common stock subject to possible redemption	—	—	51,491,242
Interest income on common stock subject to possible redemption	331,992	—	1,480,628
Accrual of deferred acquisition costs	2,022,028	—	2,022,028
Deferred underwriters’ fees	—	—	6,037,500

Total	$2,354,020	$—	$61,282,817

Cash paid for interest	$—	$—	$10,312
Cash paid for taxes	$—	$—	$1,860,000
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

Note B — Summary of Significant Accounting Policies
     The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2008 or future periods.
     For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying December 31, 2007 balance sheet has been derived from these audited financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements included in that report.
[1] Cash and cash equivalents:
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
[2] Earnings (loss) per common share:
     Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of common stock equivalents have been excluded from the diluted income (loss) per share calculation for the 2007 period presented as the effect is antidilutive. Included in the weighted average shares calculation for Diluted EPS purposes are 5,848,731 and 3,008,672 shares related to the dilutive effect of outstanding stock warrants for the three months ended March 31, 2008 and the period from June 2, 2006 through March 31, 2008, respectively.
[3] Use of estimates:
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
[4] Income taxes:
     Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
     The temporary differences as of as of March 31, 2008 and December 31, 2007 represent prepaid expenses and accrued liabilities. The Company recorded deferred income tax assets of $22,270 and $47,110 as of March 31, 2008 and December 31, 2007, respectively.
     The Company recorded income tax expense of $596,689 for the three months ended March 31, 2008. For the three months ended March 31, 2008, the effective tax rate of 38% differs from the statutory rate of 35% due to the provision for state income taxes. For the three months ended March 31, 2007, the effective tax rate of 0% differs from the statutory rate of 35% due to the valuation allowance against the deferred tax assets.
[5] Fair value of financial instruments
     Financial instruments consist primarily of cash in which the fair market value approximates the carrying value due to its short term nature.
     The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s financial statements.
     In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company has deferred application of SFAS No. 157 until January 1, 2009, the beginning of the next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

[6] Recent accounting pronouncements:
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Company’s financial statements.
     This standard requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
•	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•	Level 3 — Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.
As of the January 1, 2008 and March 31, 2008, the Company has no financial assets or liabilities that are measured at fair value.
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
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.
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

Note D — Related Party Transactions
     The Company presently occupies office space provided by MBF Healthcare Partners, LP, an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services which commenced on the effective date of the Registration Statement, April 17, 2007 and continues until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. For the three months ended March 31, 2008, the expense for such services was $22,500. The Company has also agreed to reimburse MBF Healthcare Management, an entity owned by a related party, up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination. For the three months ended March 31, 2008 and March 31, 2007, the costs for the use of the corporate jet were $19,500 and $20,300, respectively, of which $9,000 and $20,300 were accrued as of March 31, 2008 and March 31, 2007, respectively.
Note E — Commitments
     In connection with the Public Offering, the Company has committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Public Offering (or the over-allotment option, as the case may be). In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). The Company paid the underwriters $6,037,500 upon the closing of the Public Offering and the underwriters’ over-allotment option. The remaining $5,250,000 from the Public Offering and an additional $787,500 from the exercise of the Units that were subject to the underwriters’ over-allotment option, for a total of $6,037,500, has been accrued by the Company as of March 31, 2008.
Note F — Common Stock Subject to Possible Redemption
     Public stockholders voting against the Company’s initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold. As a result of the potential redemption, the Company has recorded a long term liability of $52,971,871 as of March 31, 2008.

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
Special Note About Forward-Looking Statements
     Certain statements in MD&A that are not historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Plan of Operation
     We were incorporated in Delaware on June 2, 2006. We were formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination (the “Business Combination”). We have neither engaged in any operations nor generated any revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. We have selected December 31st as its fiscal year end.
     Net income of $988,985 reported for the quarter ended March 31, 2008 consisted primarily of interest income. Formation and operating costs were $194,154 for the quarter ended March 31, 2008. Formation and operating costs consist primarily of legal, accounting and printing fees and expenses. We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 23, 2009, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.
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
Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements. We do not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on our financial statements.
     This standard requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
•	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•	Level 3 — Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.
As of the January 1, 2008 and March 31, 2008, we have no financial assets or liabilities that are measured at fair value.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.
     On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for our business combinations once adopted, but the effect depends on the terms of our business combinations subsequent to January 1, 2009, if any.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, we have not determined whether implementation of such proposed standards would be material to our financial statements.
Critical Accounting Policies
     A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
     Since the Evaluation Date, there have not been any significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 28, 2008.

ITEM 6.	EXHIBITS
Exhibits —
2.1	Stock Purchase Agreement, dated February 6, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein*

2.2	Amendment No. 1 to the Stock Purchase Agreement, dated April 22, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein**

10.1	Subscription Agreement, dated February 6, 2008, by and among the Company and the Purchasers named therein*

31.1	Section 302 CEO Certification.***

31.2	Section 302 CFO Certification.***

32.1	Section 906 CEO Certification.***

32.2	Section 906 CFO Certification.***

*	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 8-K, as filed with the SEC on February 7, 2008

**	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on April 28, 2008

***	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBF HEALTHCARE ACQUISITION CORP.
Date: May 14, 2008	/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)