Form 10-Q
period 2008-06-30
MBF Healthcare Acquisition Corp.
filed 2008-08-14
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Yes ☑     No ☐
At August 14, 2008, 26,593,750 shares of the registrant’s common stock were issued and outstanding.

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007	3

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED), FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED), FOR THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED), FOR THE SIX MONTHS JUNE 30, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)	4

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)	5

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED), FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)	6

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	16
EX-10.1 Letter Agreement
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$91,454	$957,753
Restricted cash held in Trust Fund	176,762,666	175,501,579
Prepaid expenses	4,456	47,826
Prepaid income taxes	165,642	—
Other current assets	25,000	—

Total current assets	177,049,218	176,507,158

Deferred acquisition costs	2,847,990	22,379
Deferred tax asset	315,216	47,110

Total assets	$180,212,424	$176,576,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$—	$312,505
Accrued expenses	2,408,135	165,965
Deferred underwriters’ fee	6,037,500	6,037,500

Total current liabilities	8,445,635	6,515,970

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,491,242	51,491,242
Interest income attributable to common stock subject to possible redemption (net of taxes)	1,716,814	1,148,636

Total common stock, subject to possible redemption	53,208,056	52,639,878

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares, issued and outstanding 26,593,750 shares (which includes 6,468,749 shares subject to possible redemption)	2,659	2,659
Additional paid-in capital	115,030,029	115,030,029

Retained earnings	3,526,045	2,388,111

Total stockholders’ equity	118,558,733	117,420,799

Total liabilities and stockholders’ equity	$180,212,424	$176,576,647

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

					June 2, 2006
	Three months	Three months	Six months	Six months	(date of inception)
	ended	ended	ended	ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$—	$—	$—	$—	$—
Expenses:
Formation and operating costs	(113,840)	(183,133)	(307,995)	(210,664)	(827,359)

Net loss before interest income	(113,840)	(183,133)	(307,995)	(210,664)	(827,359)
Interest income	1,263,636	1,633,479	3,043,464	1,630,338	9,224,971

Income before income tax provision	1,149,796	1,450,346	2,735,469	1,419,674	8,397,612
Provision for income taxes	(432,668)	(501,769)	(1,029,357)	(501,769)	(3,154,752)

Net income	$717,128	$948,577	$1,706,112	$917,905	$5,242,860

Weighted average shares outstanding
Basic	26,593,750	20,871,909	26,593,750	12,824,413	17,174,959
Diluted	32,565,113	25,141,723	32,515,874	14,947,525	20,565,713

Net earnings per share:
Basic	$0.03	$0.05	$0.06	$0.07	$0.31
Diluted	$0.02	$0.04	$0.05	$0.06	$0.25
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

				Retained earnings/
				(deficit)
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total

Balance, June 2, 2006 (date of inception)	—	$—	$—	$—	$—

Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Sale of 343,750 units in a private placement	343,750	34	2,749,966	—	2,750,000

Sale of 4,250,000 warrants to initial stockholders	—	—	4,250,000	—	4,250,000

Sale of 21,562,500 units, net of underwriters’ discount and offering expenses of $12,996,070 (6,468,749 shares subject to possible redemption)	21,562,500	2,156	159,501,774	—	159,503,930
Proceeds subject to possible redemption of 6,468,749 shares	—	—	(51,491,242)	—	(51,491,242)

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(1,148,636)	(1,148,636)

Net income	—	—	—	3,594,139	3,594,139

Balance, December 31, 2007	26,593,750	2,659	115,030,029	2,388,111	117,420,799

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(568,178)	(568,178)

Net income	—	—	—	1,706,112	1,706,112

Balance, June 30, 2008	26,593,750	$2,659	$115,030,029	$3,526,045	$118,558,733

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			June 2, 2006
	Six months	Six months	(date of inception)
	ended	ended	through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,706,112	$917,905	$5,242,860
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Prepaid expenses	43,370	(133,938)	(4,456)
Other current assets	(25,000)	—	(25,000)
Income taxes payable	(746,253)	501,769	(480,858)
Accrued expenses	(111,027)	169,962	54,935

Net cash provided by operating activities	867,202	1,455,698	4,787,481

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund	(1,261,087)	(172,574,622)	(176,762,666)
Deferred acquisition costs	(472,414)	—	(494,792)

Net cash used in investing activities	(1,733,501)	(172,574,622)	(177,257,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	—	172,500,000	172,500,000
Payment of costs of public offering	—	(6,815,504)	(6,958,569)
Proceeds from sale of units in a private placement	—	2,750,000	2,750,000
Proceeds from notes payable to a related party	—	35,000	275,000
Payments of notes payable to a related party	—	(275,000)	(275,000)
Proceeds from issuance of common stock to founding stockholders	—	—	20,000
Proceeds from issuance of warrants	—	4,250,000	4,250,000

Net cash provided by financing activities	—	172,444,496	172,561,431

(Decrease) increase in cash and cash equivalents	(866,299)	1,325,572	91,454
Cash and cash equivalents, beginning of period	957,753	12,404	—

Cash and cash equivalents, end of period	$91,454	$1,337,976	$91,454

Supplemental schedule of non-cash financing activity:
Accrual of offering costs	$—	$—	$251,419
Common stock subject to possible redemption	—	51,491,242	51,491,242
Interest income on common stock subject to possible redemption	568,178	—	1,716,814
Accrual of deferred acquisition costs	2,353,197	—	2,353,197
Deferred underwriters’ fees	—	6,037,500	6,037,500

Total	$2,921,375	$57,528,742	$61,850,172

Cash paid for interest	$—	$10,312	$10,312
Cash paid for taxes	$1,775,611	$—	$3,635,611
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of Units (as defined in Note C below) and the private placement of 343,750 units and 4,250,000 warrants that occurred prior to the initial public offering (the “Private Placement”), although substantially all of the net proceeds of the initial public offering and Private Placement are intended to be generally applied toward consummating a Business Combination with (or acquisition of) one or more operating businesses in the healthcare industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the initial public offering, at least ninety-nine and a half (99.5%) percent of the gross proceeds of the initial public offering, after payment of certain amounts to the underwriters, were deposited in a trust account maintained at Continental Stock Transfer & Trust Co. (the “Trust Account”), and were invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. The Company will proceed with the Business Combination only if:
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
     Pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding capital stock of CHS for $420.0 million, subject to a working capital and certain other customary adjustments as set forth in the Stock Purchase Agreement. The Company intends to fund the purchase price and the acquisition costs and provide additional capital to CHS for growth and expansion through a combination of approximately $180.0 million of cash in the Trust Account, approximately $180.0 million of debt, a $35.0 million equity issuance of MBH common stock to certain Sellers and a commitment from MBF Healthcare Partners, L.P. (“MBFHP”) to acquire up to an additional $50 million in shares of MBH common stock. The shares of MBH common stock to be issued to certain Sellers and the shares that are subject to the commitment from MBFHP will be priced at the closing per share price of MBH common stock on the date of close, estimated at $8.27.

     On April 22, 2008, the Company, CHS and the Sellers entered into Amendment No. 1 to the Stock Purchase Agreement. Amendment No. 1 was entered into to provide for the issuance of 4,000 shares of Series A Convertible Preferred Stock, $0.001 par value (“Preferred Shares”), by CHS to certain Sellers and to include the Preferred Shares in the outstanding capital stock of CHS to be acquired by the Company in the transaction. In addition, Amendment No. 1 amended the Stock Purchase Agreement to indicate that CHS will appoint a designee of the Kohlberg Entities, as defined in the Stock Purchase Agreement, to the Board of Directors of the Company rather than nominate a designee for election as previously contemplated.
     On July 7, 2008, the Company, CHS and the Sellers entered into Amendment No. 2 to the Stock Purchase Agreement. Amendment No. 2 extended the termination date from June 30, 2008 to July 31, 2008.
     On July 31, 2008, the financing commitment letter with Jefferies Finance LLC, dated February 6, 2008, expired pursuant to its terms. The Company is seeking alternative sources of financing in connection with the transactions contemplated by the Stock Purchase Agreement. Also on July 31, 2008, the Company, CHS and the Sellers entered into Amendment No. 3 to the Stock Purchase Agreement. Pursuant to Amendment No. 3, the parties, have agreed to set the termination date of the Stock Purchase Agreement as August 29, 2008, subject to the parties’ ability to secure a new committed credit facility on or before August 29, 2008, and the Company’s ability to acquire at least 16,171,875 warrants from certain MBH warrant holders in privately negotiated transactions and subsequently retire such warrants. If both of these conditions are met, the termination date will be extended to September 30, 2008. In connection with meeting these conditions, MBFHP and the Sellers will seek to revise certain terms of the Stock Purchase Agreement, including increasing the Sellers’ equity participation and decreasing MBFHP’s share purchase commitment.
Note B — Summary of Significant Accounting Policies
     The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2008 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2008 or future periods.
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
[2] Earnings per common share:
     Income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Included in the weighted average shares calculation for Diluted EPS purposes are 5,922,124 and 3,445,455 shares related to the dilutive effect of outstanding stock warrants for the three months and six months ended June 30, 2008 and the period from June 2, 2006 through June 30, 2008, respectively.
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
     The temporary differences as of as of June 30, 2008 and December 31, 2007 represent deferred start-up costs. The Company recorded deferred income tax assets of $315,216 and $47,110 as of June 30, 2008 and December 31, 2007, respectively.
     The Company recorded income tax expense of $432,668 and $1,029,357 for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2008, the effective tax rate of 38% differs from the statutory rate of 35% due to the provision for state income taxes. For the three and six months ended June 30, 2007, the effective tax rate was the same as the statutory rate of 35%.

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
[6] Recent accounting pronouncements:
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a Business Combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements. The Company is currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its financial statements.
     This standard requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

☐	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

☐
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

☐
Level 3 — Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.

As of the January 1, 2008 and June 30, 2008, the Company has no financial assets or liabilities that are measured at fair value.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective for the Company beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on its financial statements.
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
Note D — Related Party Transactions
     The Company presently occupies office space provided by MBFHP, an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services which commenced on the effective date of the Registration Statement, April 17, 2007 and continues until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. For the six months ended June 30, 2008, the expense for such services was $45,000. The Company has also agreed to reimburse MBF Healthcare Management LLC, an affiliate of several officers of the Company, of up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination. For the six months ended June 30, 2008, the cost for the use of the corporate jet was $24,000, of which $4,500 was accrued as of June 30, 2008.
Note E — Commitments
     In connection with the Public Offering, the Company has committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Public Offering (or the over-allotment option, as the case may be). In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters on the completion of an initial Business Combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). The Company paid the underwriters $6,037,500 upon the closing of the Public Offering and the underwriters’ over-allotment option. The remaining $5,250,000 from the Public Offering and an additional $787,500 from the exercise of the Units that were subject to the underwriters’ over-allotment option, for a total of $6,037,500, has been accrued by the Company as of June 30, 2008.
Note F — Common Stock Subject to Possible Redemption
     Public stockholders voting against the Company’s initial Business Combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the Business Combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold. As a result of the potential redemption, the Company has recorded a long term liability of $53,208,056 as of June 30, 2008.
Note G — Subsequent Events
     On August 7, 2008, the Company entered into a $300,000 unsecured non-revolving line of credit facility as evidenced by a letter agreement with MBF Healthcare Management, LLC, an affiliate of several officers of the Company. The proceeds of this line of credit will be used for purposes of funding the Company’s operating costs through April 2009. The line of credit bears interest at 5% per annum and all interest and principal is payable upon the earlier of the consummation of a Business Combination or the dissolution of the Company. No amounts have yet been drawn on this line of credit.

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
Overview
     We were incorporated in Delaware on June 2, 2006. We were formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination (the “Business Combination”). We have neither engaged in any operations nor generated any revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies. We have selected December 31st as our fiscal year end.
     On April 23, 2007, the Company completed its initial public offering (“IPO”) of 18,750,000 units (“Units”), consisting of one share of common stock and one warrant, and on May 8, 2007, the Company completed the closing of an additional 2,812,500 Units that were subject to the underwriters’ over-allotment option. The 21,562,500 Units sold in the IPO, including the 2,812,500 Units subject to the over-allotment option, were sold at an offering price of $8.00 per Unit, generating total gross proceeds of $172,500,000. Of the net proceeds after offering expenses of the IPO and the Private Placement, $170,962,500 was placed in a trust account maintained at Continental Stock Transfer & Trust Co. (the “Trust Account”). Except for payment of taxes, the proceeds will not be released from the Trust Account until the earlier of (i) the completion of a Business Combination or (ii) liquidation of the Company. Public stockholders voting against the Company’s initial Business Combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the Business Combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.
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
     Pursuant to the terms of the Stock Purchase Agreement, we will acquire all of the outstanding capital stock of CHS for $420.0 million, subject to working capital and certain other customary adjustments as set forth in the Stock Purchase Agreement. We intend to fund the purchase price and the acquisition costs and provide additional capital to CHS for growth and expansion through a combination of approximately $180.0 million of cash in the Trust Account, approximately $180.0 million of debt, a $35.0 million equity issuance of our common stock to certain Sellers and a commitment from MBFHP to acquire up to an additional $50.0 million in shares of our common stock. The shares of our common stock to be issued to certain Sellers and the shares that are subject to the commitment from MBFHP will be priced at the closing per share price of our common stock on the date of close, estimated at $8.27.
     On April 22, 2008, CHS, the Sellers and we entered into Amendment No. 1 to the Stock Purchase Agreement. Amendment No. 1 was entered into to provide for the issuance of 4,000 shares of Series A Convertible Preferred Stock, $0.001 par value (“Preferred Shares”), by CHS to certain Sellers and to include the Preferred Shares in the outstanding capital stock of CHS to be acquired by us in the transaction. In addition, Amendment No. 1 amended the Stock Purchase Agreement to indicate that CHS will appoint a designee of the Kohlberg Entities, as defined in the Stock Purchase Agreement, to the Board of Directors of the Company rather than nominate a designee for election as previously contemplated.
     On July 7, 2008, CHS, the Sellers and we entered into Amendment No. 2 to the Stock Purchase Agreement. Amendment No. 2 extended the termination date from June 30, 2008 to July 31, 2008.
     On July 31, 2008, the financing commitment letter with Jefferies Finance LLC, dated February 6, 2008, expired pursuant to its terms. We will seek alternative sources of financing in connection with the transactions contemplated by the Stock Purchase Agreement. Also on July 31, 2008, CHS, the Sellers and we entered into Amendment No. 3 to the Stock Purchase Agreement. Pursuant to Amendment No. 3, the parties, have agreed to set the termination date of the Stock Purchase Agreement as August 29, 2008, subject to the parties’ ability to secure a new committed credit facility on or before August 29, 2008, and our ability to acquire at least 16,171,875 warrants from certain MBH warrant holders in privately negotiated transactions and subsequently retire such warrants. If both of these conditions are met, the termination date will be extended to September 30, 2008. In connection with meeting these conditions, MBFHP and the Sellers will seek to revise certain terms of the Stock Purchase Agreement, including increasing the Sellers’ equity participation and decreasing MBFHP’s share purchase commitment.
     The closing of the acquisition and the issuance of equity to MBFHP pursuant to its commitment are subject to stockholder approval. The closing of the acquisition is also subject to customary regulatory approvals, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.
Results of Operations, Financial Condition and Liquidity
     Net income of $717,128 reported for the quarter ended June 30, 2008 and net income of $1,706,112 reported for the six month period ended June 30, 2008 consisted primarily of interest income earned on cash held in the Trust Account. Formation and operating costs were $113,840 and $307,995 for the three and six months ended June 30, 2008. Formation and operating costs consist primarily of legal, accounting and printing fees and expenses. We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. In the event that we do not have sufficient available funds outside of the Trust Account to operate through April 23, 2009, assuming that a Business Combination is not consummated during that time, we may have to secure additional sources of liquidity. On August 7, 2008, we entered into a $300,000 unsecured non-revolving line of credit facility as evidenced by a letter agreement with MBF Healthcare Management, LLC, an affiliate of several of our officers. The proceeds of this line of credit will be used for purposes of funding our operating costs through April 2009. The line of credit bears interest at a rate of 5% per annum and all interest and principal is payable upon the earlier of the consummation of a Business Combination or our dissolution. No amounts have yet been drawn on this line of credit. Until we enter into a Business Combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a Business Combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.
     We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through April 23, 2009. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us.

Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. We adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements. We are currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on our financial statements.
     This standard requires that a company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

☐	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

☐
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

☐
Level 3 — Unobservable inputs reflect our judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. We develop these inputs based on the best information available, including our own data.

     As of the January 1, 2008 and June 30, 2008, we have no financial assets or liabilities that are measured at fair value.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective for us beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements.
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
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4.	CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
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
     An investment in our securities involves a high degree of risk. Except for the risk factor below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 28, 2008.
We may be unable to secure additional financing to complete our initial business combination.
     Because our financing commitment letter with Jeffries Finance, LLC has expired on its terms, we will be required to seek additional financing to complete our initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.

ITEM 6.	EXHIBITS
Exhibits —
2.1	Stock Purchase Agreement, dated February 6, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein*

2.2	Amendment No. 1 to the Stock Purchase Agreement, dated April 22, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein**

2.2	Amendment No. 2 to the Stock Purchase Agreement, dated July 7, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein***

2.3	Amendment No. 3 to the Stock Purchase Agreement, dated July 31, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein****

10.1	Letter Agreement by and between the Registrant and MBF Healthcare Management, LLC *****

31.1	Section 302 CEO Certification.*****

31.2	Section 302 CFO Certification.*****

32.1	Section 906 CEO Certification.*****

32.2	Section 906 CFO Certification.*****

*	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 8-K, as filed with the SEC on February 7, 2008

**	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on April 28, 2008

***	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on July 10, 2008

****	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on July 31, 2008

*****	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBF HEALTHCARE ACQUISITION CORP.
Date: August 14, 2008	/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)