Form 10-Q
period 2008-09-30
MBF Healthcare Acquisition Corp.
filed 2008-11-12
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
Yes ☑     No ☐
At November 12, 2008, 26,593,750 shares of the registrant’s common stock were issued and outstanding.

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007	3

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED), FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED), FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED), FOR THE NINE MONTHS SEPTEMBER 30, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)	4

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007 (UNAUDITED)	5

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED), FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 2, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)	6

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS	16

SIGNATURES	17
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	December 31,
	(unaudited)	2007
ASSETS
Current Assets:
Cash and cash equivalents	$27,340	$957,753
Restricted cash held in Trust Fund	177,733,568	175,501,579
Prepaid expenses	—	47,826
Other current assets	25,000	—

Total current assets	177,785,908	176,507,158
Deferred acquisition costs	—	22,379
Deferred tax asset	1,868,881	47,110

Total Assets	$179,654,789	$176,576,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$114,887	$312,505
Accrued expenses	3,387,537	165,965
Notes Payable — related party	317,500	—
Deferred underwriters’ fee	6,037,500	6,037,500

Total current liabilities	9,857,424	6,515,970

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,491,242	51,491,242
Interest income attributable to common stock subject to possible redemption (net of taxes)	1,898,478	1,148,636

Total common stock, subject to possible redemption	53,389,720	52,639,878

Stockholders’ Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, Authorized 50,000,000 shares, issued and outstanding 26,593,750 shares (which includes 6,468,749 shares subject to possible redemption)	2,659	2,659
Additional paid-in capital	115,030,029	115,030,029
Retained earnings	1,374,957	2,388,111

Total stockholders’ equity	116,407,645	117,420,799

Total liabilities and stockholders’ equity	$179,654,789	$176,576,647

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)

					June 2, 2006
	Three months	Three months	Nine months	Nine months	(date of inception)
	ended	ended	ended	ended	through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$—	$—	$—	$—	$—
Expenses:
Formation and operating costs	(106,368)	(160,359)	(414,363)	(371,023)	(933,727)
Write-off of deferred acquisition costs	(4,020,760)	—	(4,020,760)	—	(4,020,760)

Net loss before interest income	(4,127,128)	(160,359)	(4,435,123)	(371,023)	(4,954,487)
Interest income, net	969,483	2,318,485	4,012,947	3,948,823	10,194,454

(Loss) income before income tax provision	(3,157,645)	2,158,126	(422,176)	3,577,800	5,239,967
Benefit (provision) for income taxes	1,188,221	(871,190)	158,864	(1,372,959)	(1,966,531)

Net (loss) income	$(1,969,424)	$1,286,936	$(263,312)	$2,204,841	$3,273,436

Weighted average shares outstanding
Basic	26,593,750	26,593,750	26,593,750	17,464,629	18,192,011
Diluted	26,593,750	32,085,393	26,593,750	20,706,175	21,805,171

Net earnings (loss) per share:
Basic	$(0.07)	$0.05	$(0.01)	$0.13	$0.18
Diluted	$(0.07)	$0.04	$(0.01)	$0.11	$0.15
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

				Retained earnings/
				(deficit)
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total

Balance, June 2, 2006 (date of inception)	—	$—	$—	$—	$—

Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Sale of 343,750 units in a private placement	343,750	34	2,749,966	—	2,750,000

Sale of 4,250,000 warrants to initial stockholders	—	—	4,250,000	—	4,250,000

Sale of 21,562,500 units, net of underwriters’ discount and offering expenses of $12,996,070 (6,468,749 shares subject to possible redemption)	21,562,500	2,156	159,501,774	—	159,503,930

Proceeds subject to possible redemption of 6,468,749 shares	—	—	(51,491,242)	—	(51,491,242)

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(1,148,636)	(1,148,636)

Net income	—	—	—	3,594,139	3,594,139

Balance, December 31, 2007	26,593,750	2,659	115,030,029	2,388,111	117,420,799

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(749,842)	(749,842)

Net loss	—	—	—	(263,312)	(263,312)

Balance, September 30, 2008	26,593,750	$2,659	$115,030,029	$1,374,957	$116,407,645

See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASHFLOWS (UNAUDITED)

			June 2, 2006
	Nine months	Nine months	(date of inception)
	ended	ended	through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(263,312)	$2,204,841	$3,273,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of deferred acquisition costs	4,020,760	—	4,020,760
Deferred income taxes	(1,821,771)	—	(1,868,881)
Changes in:
Prepaid expenses	47,826	(90,882)	—
Other current assets	(25,000)	—	(25,000)
Income taxes payable	(197,618)	1,372,959	114,887
Accrued expenses	(70,779)	450,205	95,184

Net cash provided by operating activities	1,690,106	3,937,123	5,610,386

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund	(2,231,989)	(174,877,445)	(177,733,568)
Payment of acquisition costs	(706,030)	—	(728,409)

Net cash used in investing activities	(2,938,019)	(174,877,445)	(178,461,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	—	172,500,000	172,500,000
Payment of costs of public offering	—	(7,029,714)	(6,958,569)
Proceeds from sale of units in a private placement	—	2,750,000	2,750,000
Proceeds from notes payable to a related party	317,500	35,000	592,500
Payments of notes payable to a related party	—	(275,000)	(275,000)
Proceeds from issuance of common stock to founding stockholders	—	—	20,000
Proceeds from issuance of warrants	—	4,250,000	4,250,000

Net cash provided by financing activities	317,500	172,230,286	172,878,931

(Decrease) increase in cash and cash equivalents	(930,413)	1,289,964	27,340

Cash and cash equivalents, beginning of period	957,753	12,404	—

Cash and cash equivalents, end of period	$27,340	$1,302,368	$27,340

Supplemental schedule of non-cash financing activity:
Accrual of offering costs	$—	$—	$251,419
Common stock subject to possible redemption	—	51,491,242	51,491,242
Interest income on common stock subject to possible redemption	749,842	771,168	1,898,478
Accrual of acquisition costs	3,292,351	—	3,292,351
Deferred underwriters’ fees	—	6,037,500	6,037,500

Total	$4,042,193	$58,299,910	$62,970,990

Cash paid for interest	$—	$—	$10,312
Cash paid for taxes	$1,860,525	$—	$3,720,525
See notes to unaudited financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
     The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering of Units (as defined in Note C below) and the private placement of 343,750 units and 4,250,000 warrants that occurred prior to the initial public offering (the “Private Placement”), although substantially all of the net proceeds of the initial public offering and Private Placement are intended to be generally applied toward consummating a Business Combination with (or acquisition of) one or more operating businesses in the healthcare industry. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the initial public offering, at least ninety-nine and a half (99.5%) percent of the gross proceeds of the initial public offering, after payment of certain amounts to the underwriters, were deposited in a trust account maintained at Continental Stock Transfer & Trust Co. (the “Trust Account”), and were invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business and after receiving Securities and Exchange Commission (SEC) approval, will submit such transaction for stockholder approval. The Company will proceed with the Business Combination only if:
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
     Pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding capital stock of CHS for $420.0 million, subject to a working capital and certain other customary adjustments as set forth in the Stock Purchase Agreement. The Company intends to fund the purchase price and the acquisition costs and provide additional capital to CHS for growth and expansion through a combination of approximately $123.6 million of cash in the Trust Account, approximately $209.0 million of debt, a $55.0 million equity issuance of MBH common stock to certain Sellers, a commitment from MBF Healthcare Partners, L.P., an affiliate of the Company’s directors and officers (“MBF LP”) to acquire up to an additional $30.4 million in shares of MBH common stock and a $2 million equity issuance of MBH common stock to CIT Healthcare LLC (“CIT”) in connection with its financing commitment. The shares of MBH common stock to be issued to certain Sellers, the shares that are subject to the commitment from MBF Healthcare Partners, L.P. and the shares issued to CIT will be priced at the closing per share price of MBH common stock on the date of close, estimated at $8.27.

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
     On July 31, 2008, the financing commitment letter with Jefferies Finance LLC, dated February 6, 2008, expired pursuant to its terms. Also on July 31, 2008, the Company, CHS and the Sellers entered into Amendment No. 3 to the Stock Purchase Agreement. Pursuant to Amendment No. 3, the parties agreed to set the termination date of the Stock Purchase Agreement as August 29, 2008, subject to the parties’ ability to secure a new committed credit facility on or before August 29, 2008, and the Company’s ability to acquire at least 16,171,875 warrants from certain MBH warrant holders in privately negotiated transactions and subsequently retire such warrants. If both of these conditions are met, the termination date will be extended to September 30, 2008. In connection with meeting these conditions, MBF LP and Sellers will seek to revise certain terms of the Stock Purchase Agreement, including increasing the Sellers’ equity participation and decreasing MBF LP’s share purchase commitment.
     On August 29, 2008, the Company, CHS and the Sellers entered into Amendment No. 4 to the Stock Purchase Agreement to extend the termination date of the Stock Purchase Agreement from August 29, 2008 to October 31, 2008.
     On September 10, 2008, the Company, CHS and the Sellers entered into Amendment No. 5 to the Stock Purchase Agreement. Pursuant to the Amendment, the expenses of CHS were increased by $12.0 million, thereby decreasing the cash amount paid to the Sellers at the closing of the acquisition by $12.0 million. Exhibit D to the Stock Purchase Agreement was also replaced with a subscription agreement executed by the Sellers pursuant to which, at the closing of the acquisition, the Company will issue shares of unregistered common stock to the Sellers for the purpose of raising not less than $55.0 million in connection with the acquisition and up to an additional $13.2 million to fund the conversion of dissenting stockholders’ shares if the acquisition is consummated.
     Amendment No. 5 also provided for a subscription agreement (the “Subscription Agreement”) and a letter agreement (the “Letter Agreement”) from MBF LP to the Company, each dated September 10, 2008, pursuant to which, at the closing of the acquisition, the Company will issue shares of unregistered common stock to MBF LP for the purpose of raising not less than $30.4 million, substantially all of which will be used to finance a portion of the consideration required to acquire CHS and up to an additional $8.0 million to fund the conversion of dissenting stockholders’ shares if the acquisition is consummated.
     Amendment No. 5 also established an earn-out provision for the Sellers as follows: after the conclusion of each of the five successive twelve-month periods beginning January 1, 2009 and ending December 31, 2013 and within thirty (30) days of the Company’s filing of its annual report on Form 10-K with the SEC, the Company shall pay to the Sellers and the Optionholders (as such term is defined in the Stock Purchase Agreement) (i) twenty-five percent (25%) of CHS’ EBITDA in excess of $52.5 million if paid in cash or (ii) thirty-three and one third percent (331/3%) of CHS’ EBITDA in excess of $52.5 million if paid in the Company’s common stock calculated at the average closing sales price of the Company’s common stock for the ten consecutive trading days prior to the delivery of the Company’s common stock for a given earn-out period; provided that the maximum earn-out paid for all such earn-out periods (whether paid in cash, the Company’s common stock or any combination thereof) shall not exceed $12.0 million in the aggregate. The Company is granted the sole and absolute discretion to determine whether to pay the earn-out in cash or its common stock.
     Finally, Amendment No. 5 provided for the issuance of 6,036 Preferred Shares by CHS to Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg Partners V, L.P. and SAC in exchange for $6.036 million paid by such entities to CHS and to revise the number of Preferred Shares to be acquired by the Company in the transaction.
     On October 31, 2008, the Company, CHS and the Sellers mutually terminated the Stock Purchase Agreement. Pursuant to our Amended and Restated Certificate of Incorporation, we intend to continue to seek a suitable operating business in the healthcare industry for a merger, capital stock exchange, asset acquisition or other similar business combination. If we are unable to complete a business combination by April 23, 2009, our corporate existence will terminate and our Amended and Restated Certificate of Incorporation requires that we promptly initiate procedures to liquidate and distribute our assets.

Note B — Summary of Significant Accounting Policies
     The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2008 or future periods.
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
[2] Earnings per common share:
     Income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Included in the weighted average shares calculation for Diluted EPS purposes are 5,491,643, 3,241,546 and 3,613,160 shares related to the dilutive effect of outstanding stock warrants for the three and nine months ended September 30, 2007 and the period from June 2, 2006 through September 30, 2008, respectively. The dilutive effect of common stock equivalents have been excluded from the diluted income per share calculation for the 2008 periods presented as the effect is antidilutive.
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
[4] Acquisition costs:
     The Company capitalizes the direct costs of pending acquisitions and these costs are included in deferred acquisition costs in the accompanying balance sheets. Such costs are treated as a component of the purchase price upon consummation of the Business Combination. Costs associated with Business Combinations that do not materialize are expensed at such time the completion of the pending Business Combination is determined to be doubtful.
     Due to the termination of the Stock Purchase Agreement between the Company, CHS and the Sellers, $4,020,760 in acquisition related costs incurred through September 30, 2008 in relation to the CHS acquisition were written off in the accompanying statement of operations for the three and nine months ended September 30, 2008.
[5] Income taxes:
     Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
     The temporary differences as of September 30, 2008 and December 31, 2007 represent acquisition related costs and other deferred start-up costs. The Company recorded deferred income tax assets of $1,868,881 and $47,110 as of September 30, 2008 and December 31, 2007, respectively.
     The Company recorded an income tax benefit of $1,188,221 and $158,864 for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2008 and 2007, the effective tax rate differs from the statutory rate of 35% due to the provision for state income taxes.
[6] Fair value of financial instruments
     Financial instruments consist primarily of cash in which the fair market value approximates the carrying value due to its short term nature.
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

[7] Recent accounting pronouncements:
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
As of the January 1, 2008 and September 30, 2008, the Company has no financial assets or liabilities that are measured at fair value.
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
Note D — Related Party Transactions
     The Company presently occupies office space provided by MBF LP, an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services which commenced on the effective date of the Registration Statement, April 17, 2007 and continues until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. For the three and nine months ended September 30, 2008, the expense for such services was $22,500 and $67,500 respectively, of which $22,500 was accrued as of September 30, 2008. The Company has also agreed to reimburse MBF Healthcare Management, an entity owned by a related party, of up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination. For the three and nine months ended September 30, 2008, the cost for the use of the corporate jet was $0 and $24,000 respectively, of which $4,500 was accrued as of September 30, 2008.
     On August 7, 2008, the Company entered into a $300,000 non-revolving line of credit facility as evidenced by a letter agreement with MBF Healthcare Management, LLC, an affiliate of several officers of the Company. The proceeds of this line of credit is being used for purposes of funding the Company’s operating costs through April 2009. The line of credit bears interest at 5% per annum and all interest and principal is payable upon the earlier of the consummation of a Business Combination or the dissolution of the Company. On October 31, 2008, the line of credit was increased to $2,000,000. The balance on the line of credit as of September 30, 2008 was $317,500.
Note E — Commitments
     In connection with the Public Offering, the Company has committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Public Offering (or the over-allotment option, as the case may be). In addition, the Company has committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters one year after the completion of an initial business combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). The Company paid the underwriters $6,037,500 upon the closing of the Public Offering and the underwriters’ over-allotment option. The remaining $5,250,000 from the Public Offering and an additional $787,500 from the exercise of the Units that were subject to the underwriters’ over-allotment option, for a total of $6,037,500, has been accrued by the Company as of September 30, 2008.
Note F — Common Stock Subject to Possible Redemption
     Public stockholders voting against the Company’s initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold. As a result of the potential redemption, the Company has recorded a long term liability of $53,389,720 as of September 30, 2008.
Note G — Subsequent Events
     On October 22, 2008, the Company, the Sellers’ Representative and the underwriters in the Company’s initial public offering entered into a Letter Agreement pursuant to which the underwriters agreed to further defer up to $2.0 million in deferred underwriting fees due to them in the event there is a shortfall in the Company’s funding of conversions of IPO shares through its Trust Account, and consequently the Company and the Sellers must fund an additional equity investment. The amount of deferred fees for which there will be a delay in payment will be determined on a pro rata basis, proportional to the amount of the additional equity investment made by MBF LP and Sellers, and will not exceed $2.0 million.
     On October 31, 2008, the Company, CHS and the Sellers mutually terminated the Stock Purchase Agreement.

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
     Pursuant to the terms of the Stock Purchase Agreement, we will acquire all of the outstanding capital stock of CHS for $420.0 million, subject to a working capital and certain other customary adjustments as set forth in the Stock Purchase Agreement. We intend to fund the purchase price and the acquisition costs and provide additional capital to CHS for growth and expansion through a combination of approximately $123.6 million of cash in the Trust Account, approximately $209.0 million of debt, a $55.0 million equity issuance of MBH common stock to certain Sellers, a commitment from MBF Healthcare Partners, L.P. to acquire up to an additional $30.4 million in shares of MBH common stock and a $2 million equity issuance of MBH common stock to CIT Healthcare LLC (“CIT”) in connection with its financing commitment. The shares of MBH common stock to be issued to certain Sellers, the shares that are subject to the commitment from MBF Healthcare Partners, L.P. and the shares issued to CIT will be priced at the closing per share price of MBH common stock on the date of close, estimated at $8.27.
     On April 22, 2008, we, CHS and the Sellers entered into Amendment No. 1 to the Stock Purchase Agreement, Amendment No. 1 was entered into to provide for the issuance of 4,000 shares of Series A Convertible Preferred Stock, $0.001 par value (“Preferred Shares”), by CHS to certain Sellers and to include the Preferred Shares in the outstanding capital stock of CHS to be acquired by us in the transaction. In addition, Amendment No. 1 amended the Stock Purchase Agreement to indicate that CHS will appoint a designee of the Kohlberg Entities, as defined in the Stock Purchase Agreement, to the Board of Directors of the Company rather than nominate a designee for election as previously contemplated.
     On July 7, 2008, we, CHS and the Sellers entered into Amendment No. 2 to the Stock Purchase Agreement. Amendment No. 2 extends the termination date from June 30, 2008 to July 31, 2008.
     On July 31, 2008, the financing commitment letter with Jefferies Finance LLC, dated February 6, 2008, expired pursuant to its terms. Also on July 31, 2008, we, CHS and the Sellers entered into Amendment No. 3 to the Stock Purchase Agreement. Pursuant to Amendment No. 3, the parties, have agreed to set the termination date of the Stock Purchase Agreement as August 29, 2008, subject to the parties’ ability to secure a new committed credit facility on or before August 29, 2008, and our ability to acquire at least 16,171,875 warrants from certain MBH warrant holders in privately negotiated transactions and subsequently retire such warrants. If both of these conditions are met, the termination date will be extended to September 30, 2008. In connection with meeting these conditions, MBF LP and Sellers will seek to revise certain terms of the Stock Purchase Agreement, including increasing the Sellers’ equity participation and decreasing MBF LP’s share purchase commitment.
     On August 29, 2008, we, CHS and the Sellers entered into Amendment No. 4 to the Stock Purchase Agreement to extend the termination date of the Stock Purchase Agreement from August 29, 2007 to October 31, 2008.
     On September 10, 2008, we, CHS and the Sellers entered into Amendment No. 5 to the Stock Purchase Agreement. Pursuant to Amendment No. 5, the expenses of CHS were increased by $12.0 million, thereby decreasing the cash amount paid to the Sellers at the closing of the acquisition by $12.0 million. Exhibit D to the Stock Purchase Agreement was also replaced with a subscription agreement executed by the Sellers pursuant to which, at the closing of the acquisition, we will issue shares of unregistered common stock to the Sellers for the purpose of raising not less than $55.0 million in connection with the acquisition and up to an additional $13.2 million to fund the conversion of dissenting stockholders’ shares if the acquisition is consummated.
     Amendment No. 5 also provided for a subscription agreement (the “Subscription Agreement”) and a letter agreement (the “Letter Agreement”) from MBF LP to us, each dated September 10, 2008, pursuant to which, at the closing of the acquisition, we will issue shares of unregistered common stock to MBF LP for the purpose of raising not less than $30.4 million, substantially all of which will be used to finance a portion of the consideration required to acquire CHS and up to an additional $8.0 million to fund the conversion of dissenting stockholders’ shares if the acquisition is consummated.
     Amendment No. 5 also established an earn-out provision for the Sellers as follows: after the conclusion of each of the five successive twelve-month periods beginning January 1, 2009 and ending December 31, 2013 and within thirty (30) days of us filing of our annual report on Form 10-K with the SEC, we shall pay to the Sellers and the Optionholders (as such term is defined in the Stock Purchase Agreement) (i) twenty-five percent (25%) of CHS’ EBITDA in excess of $52.5 million if paid in cash or (ii) thirty-three and one third percent (331/3%) of CHS’ EBITDA in excess of $52.5 million if paid in our common stock calculated at the average closing sales price of our common stock for the ten consecutive trading days prior to the delivery of our common stock for a given earn-out period; provided that the maximum earn-out paid for all such earn-out periods (whether paid in cash, our common stock or any combination thereof) shall not exceed $12.0 million in the aggregate. We are granted the sole and absolute discretion to determine whether to pay the earn-out in cash or its common stock.
     Finally, Amendment No. 5 provided for the issuance of 6,036 Preferred Shares by CHS to Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg Partners V, L.P. and SAC in exchange for $6.036 million paid by such entities to CHS and to revise the number of Preferred Shares to be acquired by MBH in the transaction.

     The closing of the acquisition and the issuance of equity to MBF LP pursuant to its commitment are subject to SEC and stockholder approval. The closing of the acquisition is also subject to customary regulatory approvals, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.
     On October 31, 2008, we, CHS and the Sellers mutually terminated the Stock Purchase Agreement. Pursuant to our Amended and Restated Certificate of Incorporation, we intend to continue to seek a suitable operating business in the healthcare industry for a merger, capital stock exchange, asset acquisition or other similar business combination. If we are unable to complete a business combination by April 23, 2009, our corporate existence will terminate and our Amended and Restated Certificate of Incorporation requires that we promptly initiate procedures to liquidate and distribute our assets.
Results of Operations, Financial Condition and Liquidity
     Net loss of $1,969,424 reported for the quarter ended September 30, 2008 and net loss of $263,312 reported for the nine month period ended September 30, 2008 consisted primarily of acquisition expense partially offset by interest income earned on cash held in the Trust Account. Acquisition expense consists primarily of legal, printing, due diligence and accounting fees which were incurred through September 30, 2008 in connection with the CHS purchase. As a result of the termination of the Stock Purchase Agreement on October 31, 2008, such costs were expensed during the quarter ended September 30, 2008. Formation and operating costs were $106,368 and $414,363 for the three and nine months ended September 30, 2008. Formation and operating costs consist primarily of legal, accounting and printing fees and expenses. We expect to use substantially all of the net proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. In the event that the Company does not have sufficient available funds outside of the Trust Account to operate through April 23, 2009, assuming that a business combination is not consummated during that time, on August 7, 2008, the Company entered into a $300,000 non—revolving line of credit facility as evidenced by a letter agreement MBF Healthcare Management, LLC, a related party. The proceeds of this line of credit is being used for purposes of funding our operating costs through April 2009. The line of credit bears interest at a rate of 5% per annum and is payable upon the consummation of the combination. On October 31, 2008, the line of credit was increased to $2,000,000. The balance on the line of credit as of September 30, 2008 was $317,500. The current balance on the line of credit is $1,433,940. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.
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
     As of the January 1, 2008 and September 30, 2008, we have no financial assets or liabilities that are measured at fair value.
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
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
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
     Because our financing commitment letter with CIT Bank, CIT Healthcare LLC and Jefferies Finance LLC will expire on November 30, 2008, we may be required to seek additional financing to complete our initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.
ITEM 6. EXHIBITS
Exhibits —

2.1	Stock Purchase Agreement, dated February 6, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein*

2.2	Amendment No. 1 to the Stock Purchase Agreement, dated April 22, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein**

2.2	Amendment No. 2 to the Stock Purchase Agreement, dated July 7, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein***

2.3	Amendment No. 3 to the Stock Purchase Agreement, dated July 31, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein****

2.4	Amendment No. 4 to the Stock Purchase Agreement, dated August 29, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein*****

2.5	Amendment No. 5 to the Stock Purchase Agreement, dated September 10, 2008, by and among the Company, Critical Homecare Solutions Holdings, Inc. and the stockholders named therein†

10.1	Subscription Agreement, dated September 10, 2008, by and between the Company and MBF Healthcare Partners, L.P.††

10.2	Letter Agreement, dated September 10, 2008, by and between the Company and MBF Healthcare Management, LLC†††

10.3	Amended and Restated Letter Agreement, dated October 31, 2008, by and between the Company and MBF Healthcare Management, LLC††††

31.1	Section 302 CEO Certification. ††††

31.2	Section 302 CFO Certification. ††††

32.1	Section 906 CEO Certification. ††††

32.2	Section 906 CFO Certification. ††††

*	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 8-K, as filed with the SEC on February 7, 2008

**	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on April 28, 2008

***	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on July 10, 2008

****	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on July 31, 2008

*****	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on September 3, 2008

†	Incorporated by reference to Ex. 2.1 to the Registrant’s Form 8-K, as filed with the SEC on September 16, 2008

††	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 8-K, as filed with the SEC on September 16, 2008

†††	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 8-K, as filed with the SEC on September 16, 2008

††††	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBF HEALTHCARE ACQUISITION CORP.
Date: November 12, 2008	/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2008	/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)