Form 10-K
period 2008-12-31
MBF Healthcare Acquisition Corp.
filed 2009-03-16
CIK 1366751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
(305) 461-1162
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each Class	Name of each Exchange on which Registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant to Purchase Common Stock	NYSE Alternext US

Common Stock, $0.0001 par value	NYSE Alternext US

Warrants to Purchase Common Stock	NYSE Alternext US
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
     The aggregate market value of the Registrant’s voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price for the Registrant’s Common Stock on that date as reported on The NYSE Alternext US, was approximately $167,984,206.
     The number of outstanding shares of the Registrant’s common stock as of March 13, 2009 was 26,593,750.

     i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:
•	ability to complete a combination with a target business;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•	executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements and their shares of common stock would become eligible for later release from escrow;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire a target business for stock;

•	risks associated with operating in the healthcare industry;

•	public securities’ limited liquidity and trading, as well as the current lack of a trading market;

•	delisting of our securities from NYSE Alternext US or an inability to have our securities quoted on NYSE Alternext US following a business combination; or

•	use of proceeds not in trust and our financial performance following our IPO.

•	ability to obtain necessary shareholder approval for business combinations.
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
     On April 13, 2007, MBFHP purchased an aggregate of 343,750 Private Units from us at a price of $8.00 per unit and 4,250,000 Private Placement Warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. Each Private Unit consists of one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Unit Warrant” and together with the Private Placement Warrants, the “Private Warrants”). Each Private Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the completion of a Business Combination with a target business or the distribution of the Trust Account (as hereinafter defined) and expiring on April 17, 2011. At our sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants are identical to the Warrants, except that (1) upon a redemption of Private Warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock.
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
     Each warrant entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, commencing on the completion of the initial business combination. None of the Warrants issued in the Public Offering will be exercisable and we will not be obligated to issue shares of common stock unless at the time of exercise a prospectus relating to common stock issuable upon exercise of these Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. In no event will we be required to net cash settle any Warrant exercise. Under the terms of the Warrant Agreement, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Warrants issued in the Public Offering until the expiration of these Warrants. However, we make no assurance that we will be able to do so and, if we do not maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering, holders will be unable to exercise their Warrants and we will not be required to settle any such Warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these Warrants is not current, or if the common stock is not qualified or exempt from qualification in jurisdictions in which the holders of the Warrants reside, these Warrants may have no value, the market for these Warrants may be limited and these Warrants may expire worthless. If a registration statement is not effective for any unexercised Warrant, then the purchaser of Units purchased in the Public Offering will be deemed to have paid the full purchase price of $8.00 for the one share of our common stock included in the Unit. Even if the prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering is not current, the Private Warrants will be exercisable for unregistered shares of common stock. If and when the Warrants become redeemable by us, we may exercise its redemption right even if the Warrants are not exercisable by their holders.

     In connection with our IPO, we paid the underwriters additional underwriting fees of $6,037,500, including units exercised with the over-allotment option which, the underwriters have agreed to defer until the consummation of our initial business combination. In the event that an initial business combination occurs, we expect that such fees will be paid out of the proceeds held in the Trust Account.
Recent Developments
     On February 6, 2008, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Critical Homecare Solutions Holdings, Inc. (“CHS”), a Delaware corporation, Kohlberg Investors V, L.P. (the “Seller’s Representative”) and the other stockholders of CHS (each, together with the Seller’s Representative, the “Seller” and collectively the “Sellers”).
     On October 31, 2008, we, CHS and the Sellers mutually terminated the Stock Purchase Agreement. Currently, we are not in negotiations with any qualified acquisition targets and we anticipate we will not be able to complete a business combination by April 23, 2009. As a result, our corporate existence will terminate and our Amended and Restated Certificate of Incorporation requires that we promptly initiate procedures to liquidate and distribute our assets on April 23, 2009.
Sector Focus
     Since our IPO, we were actively engaged in sourcing a suitable business combination candidate in the healthcare industry. This focus is based on, among other things, the experience, expertise, and network of professional relationships of our management team and the members of our Board of Directors.
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

Plan of Dissolution and Distribution of Assets if No Business Combination
     If we do not complete a business combination by April 23, 2009 (24 months after the consummation of our IPO), our corporate existence will terminate except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law (“DGCL”), in which case we will as promptly as practicable thereafter adopt a plan of dissolution and distribution in accordance with Section 281(b) of the DGCL. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed.
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
     Upon its receipt of notice that our existence has terminated, the trustee will promptly commence liquidating the investments constituting the trust account and distribute the proceeds to our public stockholders. We anticipate that it will take no more than 10 days to effectuate such distribution. MBFHP has waived its right to participate in any distributions occurring upon our failure to complete a business combination with respect to shares of common stock acquired by it prior to our IPO and in the private placement. In addition, MBF Healthcare Partners, L.P. and our officers and directors have agreed to waive any claim against us and the trust account, other than with respect to any shares of common stock acquired in our IPO or in the open market following the consummation of our IPO. We estimate that, in the event we liquidate the trust account and distribute those assets to our public stockholders, each public stockholder will receive approximately $7.96 per share plus his proportionate share of the net interest earned on the trust account. In addition, the public stockholders will receive their proportionate share of any Federal Income Tax refund received by the Company for the deductibility of previously disallowed expenses to be deducted in the Company’s 2009 Federal Income Tax Return. This refund is expected to be received in 2010 and will then be distributed to the public stockholders. We estimate that our total costs and expenses for implementing and completing our dissolution and plan of distribution of our assets will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our certificate of dissolution in the State of Delaware and the winding up of our company. MBF Healthcare Partners, L.P. has agreed to pay the costs of our dissolution in the event our remaining assets outside the trust account are insufficient to pay those costs. However, if we do not have sufficient funds to cover our liabilities and obligations or if MBF Healthcare Partners, L.P. does not have sufficient funds to cover the amount that the costs and expenses for implementing and completing our dissolution exceeds our remaining assets outside the trust account, if any, the amount distributed to our public stockholders would be less than $7.96 per share.

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
We will likely not be able to complete a business combination within the required time frame, in which case our corporate existence will terminate and we will be forced to liquidate.
     We must complete a business combination with a fair market value at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition by April 23, 2009 (24 months after the consummation of our IPO). Since we anticipate we will not complete a business combination within the required time frame, our corporate existence will terminate and our amended and restated certificate of incorporation requires that we promptly initiate procedures to liquidate and distribute our assets in compliance with Section 281(b) of the DGCL.
If we are forced to liquidate before a business combination, our public stockholders may receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.
     If we are unable to complete a business combination and are forced to liquidate our assets, the per share liquidation amount may be less than $8.00 because of the expenses related to our IPO, our general and administrative expenses, and the anticipated costs associated with seeking a business combination. Furthermore, holders of our warrants are not entitled to participate in a liquidation distribution and the warrants will expire with no value if we liquidate before the completion of a business combination. As a result, purchasers of the units may have paid the full unit purchase price of $8.00 solely for the share of common stock included in each unit.
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
NYSE Alternext US may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
     Our securities are currently listed on NYSE Alternext US, a national securities exchange. We cannot assure you that our securities will continue to be listed on NYSE Alternext US in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that NYSE Alternext US may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

     If NYSE Alternext US delists our securities from trading on its exchange and we are not able to list our securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board, or “pink sheets.” As a result, we could face significant material adverse consequences including:
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
     The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Since we will be listed on NYSE Alternext US, our securities will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE Alternext US, our securities would not be covered securities and we would be subject to regulation in each state in which we offer securities.
If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
     If at any time our securities are no longer listed on NYSE Alternext US or another exchange or quoted on Nasdaq or we have net tangible assets of $5,000,000 or less or our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
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
     The net proceeds from our IPO and the private placement were $172,762,500, which provided us with approximately $170,962,500, which we may use to complete a business combination. Although we are permitted to effect a business combination with more than one target business, we currently intend to effect our initial business combination with a single operating business whose fair market value is at least equal to 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the acquisition. If we acquire more than one target business, additional issues would arise, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure, and closing with multiple target businesses. In addition, we would be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the business combination below the required threshold of 80% of the balance in the trust account (less the deferred underwriting discounts and commissions and taxes payable). As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

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
     Our founding stockholder, MBFHP, owns approximately 19.7% of our issued and outstanding shares of common stock. In addition, there is no restriction on the ability of our founding stockholder and our officers and directors to purchase units or shares of our common stock in the market. If it were to do so, the percentage of our outstanding common stock held by our founding stockholder and our officers and directors would increase. Our Board of Directors will be divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of this “staggered” Board of Directors, only a minority of the Board of Directors would be considered for election. As a result of his substantial beneficial ownership through control of our founding stockholder, Mike Fernandez, our Chairman and Chief Executive Officer, may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers, and similar transactions (other than approval of the initial business combination). Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.
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

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our ability to consummate a business combination.
     Our ability to consummate a business combination may be materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the second half of 2008 and beginning of 2009. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, have precipitated what may be a severe recession. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our units, common stock and warrants are listed on the NYSE Alternext US (the “Exchange”) under the symbols “MBH.U,” “MBH” and “MBH.WS,” respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on April 18, 2007, and since the common stock and warrants commenced public trading separately on July 2, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
Fourth Quarter	$8.09	$7.50	$7.95	$7.50	$0.22	$0.00
Third Quarter	$8.25	$7.90	$8.08	$7.80	$0.39	$0.09
Second Quarter	$8.15	$7.55	$7.95	$7.52	$0.44	$0.20
First Quarter	$8.53	$7.90	$7.80	$7.65	$0.77	$0.24
2007:
Fourth Quarter	$8.50	$8.22	$7.75	$7.48	$0.84	$0.62
Third Quarter	$8.48	$8.10	$7.69	$7.50	$0.91	$0.70
Second Quarter	$8.41	$8.02	—	—	—	—
     On February 10, 2009, we received notice from the Exchange indicating that the Company was below certain additional continued listing standards of the Exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Exchange’s Company Guide.
     The notification from the Exchange indicates that we have until March 10, 2009 to submit a plan advising the Exchange of action it has taken, or will take, that would bring the Company into compliance with all continued listing standards by August 11, 2009. Upon receipt of our plan, which we timely filed with the Exchange on March 10, 2009, the Exchange will evaluate the plan and make a determination as to whether the Company has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards, in which case the plan will be accepted. If accepted, we will be able to continue its listing, during which time we will be subject to continued periodic review by the Exchange’s staff. If our plan is not accepted, the Exchange could initiate delisting procedures against us.
Holders of Common Equity
     As of March 13, 2009, we had two stockholders of record of our outstanding common stock, two holders of record of our outstanding units, and two holders of record of our outstanding warrants.
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

Item 6. Selected Financial Data
Results of Operations
     The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from June 2, 2006 (inception) to December 31, 2006, for the year ended December 31, 2007, for the year ended December 31, 2008 and for the period from June 2, 2006 (inception) to December 31, 2008. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Information:

	June 2, 2006			June 2, 2006
	(date of inception)			(date of inception)
	through	Year Ended	Year Ended	through
	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2008
Expenses	$(52,088)	$(467,277)	$(4,126,425)	$(4,645,790)
Net loss before interest income	(52,088)	(467,277)	(4,126,425)	(4,645,790)
Interest income (expense), net:
Interest (expense) income, net	(5,304)	6,186,811	4,417,251	10,598,758
Provision for income taxes	—	(2,125,395)	(109,438)	(2,234,833)

Net (loss) income	$(57,392)	$3,594,139	$181,388	$3,718,135

Net (loss) earnings per share:
Basic	$(0.01)	$0.18	$0.01	$0.20
Diluted	$(0.01)	$0.15	$0.01	$0.16

Weighted average shares outstanding
Basic	4,687,500	19,765,668	26,593,750	19,002,784
Diluted	4,687,500	23,633,342	32,617,565	22,844,423
Balance Sheet Information:

	December 31,	December 31,
	2008	2007
Cash and cash equivalents	$110,158	$957,753
Restricted cash held in Trust Fund	177,107,455	175,501,579
Working capital	121,045,727	169,991,188
Total Assets	179,179,990	176,576,647
Deferred underwriters’ fee	—	6,037,500
Stockholders’ equity	122,809,011	117,420,799

Quarterly Results of Operations
(unaudited)
     The following table sets forth unaudited operating data for each of the quarters of the year ended December 31, 2008, December 31, 2007 and the period from June 2, 2006 (inception) to December 31, 2006. This quarterly information has been prepared on the same basis as the annual financial statements of the Company and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.
2008

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter

Net income (loss)	$988,985	$717,128	$(1,969,424	) (3)	$444,699	(4)
Basic income (loss) per share (2)	0.04	0.03	(0.07)		0.02
Diluted income (loss) per share (2)	0.03	0.02	(0.07)		0.01
2007

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter

Net income (loss)	$(30,671)	$948,577	(1)	$1,286,936	(1)	$1,389,297	(1)
Basic income (loss) per share (2)	(.01)	0.05		0.05		0.05
Diluted income (loss) per share (2)	(.01)	0.04		0.04		0.04
2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net loss	—	$(10,071)	$(36,988)	$(10,333)
Basic loss per share	—	(0.01)	(0.01)	—
Diluted loss per share	—	(0.01)	(0.01)	—

(1)	In April 2007, the Company completed its IPO, raising gross proceeds of $172.5 million.

(2)	The sum of the quarters is not meant to agree to the year-to-date amount due to calculations on a quarterly basis for purposes of this presentation.

(3)	In September 2008, the Company wrote-off approximately $4,021,000 in acquisition related costs.

(4)	During the fourth quarter of 2008, the Company negotiated discounts with certain acquisition related vendors resulting in a net reduction in acquisition related costs of approximately $442,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

     On April 13, 2007, MBFHP purchased an aggregate of 343,750 Private Units from us at a price of $8.00 per unit and 4,250,000 Private Placement Warrants at a purchase price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. Each Private Unit consists of one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Unit Warrant” and together with the Private Placement Warrants, the “Private Warrants”). Each Private Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 commencing on the completion of a Business Combination with a target business or the distribution of the Trust Account (as hereinafter defined), and expiring on April 17, 2011. At our sole discretion, the Private Warrants will be redeemable at a price of $0.01 per Private Warrant upon 30 days’ notice after the Private Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30-day trading period ending on the third day prior to the date on which the notice of redemption is given. The Private Warrants are identical to the Warrants, except that (1) upon a redemption of Private Warrants, MBFHP will have the right to exercise the Private Warrants on a cashless basis and (2) upon the exercise of the Private Warrants, MBFHP will receive unregistered shares of common stock.
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
     Each warrant entitles the registered holder to purchase one share of our common stock at a price of $6.00 per share, commencing on the completion of the initial business combination. None of the Warrants issued in the Public Offering will be exercisable and we will not be obligated to issue shares of common stock unless at the time of exercise a prospectus relating to common stock issuable upon exercise of these Warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. In no event will we be required to net cash settle any Warrant exercise. Under the terms of the Warrant Agreement, we have agreed to use its reasonable best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Warrants issued in the Public Offering until the expiration of these Warrants. However, that we make no assurance that it will be able to do so and, if we do not maintain a current prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering, holders will be unable to exercise their Warrants and we will not be required to settle any such Warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these Warrants is not current, or if the common stock is not qualified or exempt from qualification in jurisdictions in which the holders of the Warrants reside, these Warrants may have no value, the market for these Warrants may be limited and these Warrants may expire worthless. If a registration statement is not effective for any unexercised Warrant, then the purchaser of Units purchased in the Public Offering will be deemed to have paid the full purchase price of $8.00 for the one share of our common stock included in the Unit. Even if the prospectus relating to the common stock issuable upon exercise of the Warrants issued in the Public Offering is not current, the Private Warrants will be exercisable for unregistered shares of common stock. If and when the Warrants become redeemable by us, we may exercise its redemption right even if the Warrants are not exercisable by their holders.
     In connection with our IPO, we paid the underwriters additional underwriting fees of $6,037,500, including units exercised with the over-allotment option which, the underwriters have agreed to defer until the consummation of our initial business combination. In the event that an initial business combination occurs, we expect that such fees will be paid out of the proceeds held in the Trust Account.

Recent Developments
     On February 6, 2008, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Critical Homecare Solutions Holdings, Inc. (“CHS”), a Delaware corporation, Kohlberg Investors V, L.P. (the “Seller’s Representative”) and the other stockholders of CHS (each, together with the Seller’s Representative, the “Seller” and collectively the “Sellers”).
     On October 31, 2008, we, CHS and the Sellers mutually terminated the Stock Purchase Agreement. Currently, we are not in negotiations with any qualified acquisition targets, and we anticipate we will not be able to complete a business combination by April 23, 2009. As a result, our corporate existence will terminate and our Amended and Restated Certificate of Incorporation requires that we promptly initiate procedures to liquidate and distribute our assets on April 23, 2009.
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

Results Of Operations, Financial Condition And Liquidity
     The following table sets forth the results of operations for the year ended December 31, 2008, the year ended December 31, 2007, the period from June 2, 2006 (inception) through December 31, 2006 and for the period from June 2, 2006 (inception) through December 31, 2008.

			June 2,
			2006	June 2, 2006
			(date of	(date of
			inception)	inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December	December
	2008	2007	31, 2006	31, 2008

Formation and operating costs	$(547,355)	$(467,277)	$(52,088)	$(1,066,720)
Write-off of deferred acquisition costs	(3,579,070)	—	—	(3,579,070)
Interest income (expense)	4,417,251	6,186,811	(5,304)	10,598,758

Income (loss) before income tax provision	290,826	5,719,534	(57,392)	5,952,968
Provision for income taxes	(109,438)	(2,125,395)	—	(2,234,833)

Net income (loss)	$181,388	$3,594,139	$(57,392)	$3,718,135

Weighted average shares outstanding:
Basic	26,593,750	19,765,668	4,687,500	19,002,784
Diluted	32,617,565	23,633,342	4,687,500	22,844,423
Net income (loss) per share:
Basic	$0.01	$0.18	$(0.01)	$0.20
Diluted	$0.01	$0.15	$(0.01)	$0.16
     Our formation and operating expenses totaled $547,355, $467,277, $52,088, respectively, for the year ended December 31, 2008, the year ended December 31, 2007, and for the period from inception to December 31, 2006. Operating expenses were comprised primarily of insurance, accounting and legal expenses.
     For the year ended December 31, 2008, write-off of deferred acquisition costs included legal, accounting, and other direct costs in relation to the CHS acquisition.
     We had interest income earned on cash held in the Trust Account of $4,436,509 and $6,138,829, respectively for the years ended December 31, 2008 and December 31, 2007. Interest income earned on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination. The remaining interest income was primarily related to funds held outside of the Trust Fund.
     We have provided for an effective tax rate of 38% for the years ended December 31, 2008 and December 31, 2007.
     We expect to use substantially all of the proceeds from our IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance operations of the target business. On August 7, 2008, the Company entered into a $300,000 non-revolving line of credit facility evidenced by a letter agreement with MBF Healthcare Management, LLC, a related party. The proceeds of this line of credit are being used for purposes of funding our operating costs through April 2009. The line of credit bears interest at a rate of 5% per annum and is payable upon the earlier of consummation of a business combination or the dissolution of the Company. On October 31, 2008, the line of credit was increased to $2,000,000. On February 5, 2009, the line of credit was increased to $3,000,000. The balance on the line of credit as of December 31, 2008 is $2,386,795. As of March 13, 2009, the balance on the line of credit is $2,710,271. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

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
As of December 31, 2008, the Company has no financial assets or liabilities that are measured at fair value, other than restricted cash.
     On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for the Company’s business combinations once adopted, but the effect depends on the terms of the Company’s business combinations subsequent to December 31, 2008, if any.
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
     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

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
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon his evaluation, and as a result of the material weakness in internal control over financial reporting as discussed below, he concluded that our disclosure controls and procedures were not effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of MBF Healthcare Acquisition Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive and chief financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of our assessment, management identified a material weakness in internal control over financial reporting relating to certain information technology applications and general computer controls which are considered to have an impact on financial reporting and which resulted in a more than reasonable possibility that material misstatements in our financial statements would not be prevented or detected. Specifically, we lacked effective controls with respect to access to the Company’s accounting information system. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.
     Our management has discussed the material weakness described above with our audit committee. In an effort to remediate the identified material weakness, we will contemplate implementing changes to our internal control over financial reporting, including upgrading our information technology applications and general computer controls to enhance our controls with respect to access to the Company’s accounting information system.
     The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
MBF Healthcare Acquisition, Corp.
We have audited MBF Healthcare Acquisition Corp.’s (a development stage company) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
Management identified a material weakness in internal control over financial reporting relating to certain information technology applications and general computer controls which are considered to have an impact on financial reporting and which resulted in a more than reasonable possibility that material misstatements in the Company’s financial statements would not be prevented or detected. Specifically, the Company lacked effective controls with respect to access to the Company’s accounting information system. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, the period from June 2, 2006 (date of inception) through December 31, 2006, and the period from June 2, 2006 (date of inception) through December 31, 2008. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 11, 2009, which expressed an unqualified opinion with an explanatory paragraph regarding the Company’s ability to continue as going concern on those financial statements.
/s/ Grant Thornton LLP
Miami, Florida
March 11, 2009

Item 9B.	Other Information
     Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     Our current directors and executive officers are as follows:

Name	Age	Position

Mike B. Fernandez	55	Chairman and Chief Executive Officer

Jorge L. Rico	43	Senior Vice President, Chief Operating Officer and Director

Marcio C. Cabrera	44	Senior Vice President, Chief Financial Officer and Director

Antonio L. Argiz	55	Director

Roger J. Medel, M.D.	61	Director

Carlos A. Saladrigas	59	Director
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
Director Independence
     Our Board of Directors has determined that Messrs. Argiz and Saladrigas are “independent directors” as defined in NYSE Alternext US listing standards and applicable SEC rules. NYSE Alternext US listing standards require that a majority of our Board of Directors be independent. However, since we have listed on NYSE Alternext US in connection with our IPO, we are not required to meet this requirement until one year from our listing on NYSE Alternext US. We intend to appoint additional members to our Board of Directors in the future to meet the requirement that a majority of our Board of Directors be independent within one year of our listing on NYSE Alternext US.

Committees of the Board of Directors
Audit Committee
     Our Board of Directors has an Audit Committee that reports to the Board of Directors. Messrs. Argiz, Saladrigas and Cabrera serve as members of our Audit Committee. Under NYSE Alternext US listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. However, since we have listed on NYSE Alternext US in connection with our IPO, we are permitted to have one independent member at the time of listing, a majority of independent members within 90 days of listing and all independent members within one year.
     Currently, two members of the Audit Committee are independent, Messrs. Argiz and Saladrigas. We intend to replace Mr. Cabrera with an independent member in the future to meet the requirement that we have three independent members on our Audit Committee.
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
     In addition, the Audit Committee will monitor compliance on a quarterly basis. If any noncompliance is identified, then the Audit Committee will be charged with the responsibility to immediately take all necessary action to rectify such noncompliance or otherwise cause compliance. The Audit Committee’s approval will be required for any related person transaction.
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
     None of our executive officers or directors has received any cash compensation for services rendered. Commencing on April 23, 2007 through the acquisition of a target business, we have paid, and will continue to pay MBFHP, an affiliate of our officers and directors, approximately $7,500 per month for office space and certain additional general and administrative services. We believe that, based on rents and fees for similar services in the Miami, Florida area, the fee charged by MBFHP is at least as favorable as we could have obtained from an unaffiliated third party. This arrangement was agreed to by MBFHP for our benefit and is not intended to provide Mr. Fernandez with compensation in lieu of his salary. During 2008 and 2007, approximately $90,000 and $63,250 were incurred under this arrangement. Other than this $7,500 per-month fee to MBFHP, reimbursement for out-of-pocket expenses payable to our officers and directors and reimbursement to MBF Healthcare Management for costs arising from our officers’ and directors’ use of its corporate jet at a cost up to $750 per person per flight, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered, including attendance at Board of Directors meetings, prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying a potential target business and performing due diligence on a suitable business combination. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf.
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
     The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2009 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

     As of March 13, 2009, we had 26,593,750 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
		Percentage of
	Amount and Nature of	Outstanding Common
Name and Address of Beneficial Owner (2)	Beneficial Ownership (1)	Stock

Mike B. Fernandez (3)(4)(5)	5,248,870	19.7%
Marcio C. Cabrera(3)	—	—
Jorge L. Rico(3)	—	—
Antonio L. Argiz	—	—
Roger J. Medel(3)	—	—
Carlos A. Saladrigas(3)	—	—
All directors and executive officers as a group (5 individuals)	5,248,870	19.7%

5% Stockholders
MBF Healthcare Partners, L.P. (4)	5,248,870	19.7%
HBK Investments L.P. (6)	2,658,573	9.9%
Fir Tree, Inc. (7)	2,265,000	8.5%
QVT Financial L.P. (8)	2,243,284	8.4%
Aldebaran Investments LLC (9)	2,143,426	8.1%
FMR Corp. (10)	1,972,000	7.4%
Federated Investors, Inc. (11)	1,875,000	7.1%
Highbridge International LLC (12)	1,400,000	5.3%

(1)	Includes shares of common stock which the person has the right to acquire within 60 days of March ___, 2009.

(2)	Unless otherwise noted, the business address of each of the following is 121 Alhambra Plaza, Suite 1100, Coral Gables, Florida 33134.

(3)	MBF Healthcare Partners, L.P. purchased an aggregate of 343,750 units and 4,250,000 warrants from us in a private placement that occurred prior to our IPO. Mike Fernandez, Marcio Cabrera, Jorge Rico, Carlos Saladrigas and Roger Medel each directly or indirectly own interests in MBF Healthcare Partners, L.P. Mr. Saladrigas possesses sole voting and dispositive authority over 20,095 shares of common stock owned by MBF Healthcare Partners, L.P. prior to the offering and the private placement and 22,282 shares of common stock owned by MBF Healthcare Partners, L.P. after our IPO and the private placement.

(4)	Mike Fernandez, as the owner of the general partner of the general partner of MBF Healthcare Partners, L.P., may be deemed to be the beneficial owner of the shares of common stock held by MBF Healthcare Partners, L.P.

(5)	Consists of shares issued to MBF Healthcare Partners, L.P. See footnotes (3) and (5) above.

(6)	Represents 2,658,573 shares of common stock owned by HBK Investments L.P. HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, and/or HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declare that the filing of this statement on Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. The business address of HBK Investments L.P. is 2101 Cedar Springs Road, Suite 700, Dallas, Texas 75201. The foregoing information is derived from a Schedule 13G filed on January 29, 2009.

(7)	Sapling, LLC (“Sapling”) and Fir Tree Capital Opportunity Master Fund, L.P. (“Fir Tree Capital Opportunity”) are the beneficial owners of 1,919,300 shares of common stock and 345,700 shares of common stock, respectively. Fir Tree, Inc. (“Fir Tree”) may be deemed to beneficially own the shares of common stock held by Sapling and Fir Tree Capital Opportunity as a result of being the investment manager of Sapling and Fir Tree Capital Opportunity. Sapling and Fir Tree Capital Opportunity are the beneficial owners of 7.2% and 1.3%, respectively, of the outstanding shares of common stock. Sapling may direct the vote and disposition of 1,919,300 shares of common stock. Fir Tree Capital Opportunity may direct the vote and disposition of 345,700 shares of common stock. Fir Tree has been granted investment discretion over the common stock held by Sapling and Capital Opportunity. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 10, 2009.

(8)	Represents 2,243,284 shares of common stock owned by QVT Financial LP (“QVT Financial”), which is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 2,034,615 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence), which beneficially owns 96,137 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for a third party (the “Separate Account”), which holds 112,532 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,243,284 shares of Common Stock, consisting of the shares owned by the Fund, Quintessence and the shares held in the Separate Account. The Fund, Quintessence and the Separate Account own Warrants that are not exerciseable until the later of the MBF completion of a business combination and April 17, 2008, and will expire on April 16, 2011 or earlier upon redemption. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,130,752 shares of Common Stock. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund, Quintessence and the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The business address of QVT Financial is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The foregoing information was derived from a Schedule 13G filed with the SEC on February 3, 2009.

(9)	Represents 2,143,426 shares of common stock owned by Aldebaran Investments LLC (“Aldebaran”). The business address is Aldebaran is 500 Park Avenue 5th Floor New York, NY 10022. The foregoing information was derived from a Schedule 13G filed with the SEC on February 17, 2009.

(10)	Represents 1,972,000 shares of common stock owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 1,972,000 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. The business address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109. The foregoing information was derived from a Schedule 13G filed with the SEC on May 10, 2007.

(11)	Represents 1,875,000 shares of common stock owned by Federated Investors, Inc. (the “Parent”). The Parent is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of common stock (the “Reported Securities’). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of Federated Investors, Inc., the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Trustees have joined in filing this Schedule 13G because of the collective voting control that they exercise over the Parent. In accordance with Rule 13d-4 under the Securities Act of 1934, as amended, the Parent, the Trust, and each of the Trustees declare that this statement should not be construed as an admission that they are the beneficial owners of the Reported Securities, and the Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities. The business address of Parent is 5800 Corporate Drive, Pittsburgh, PA 15222. The foregoing information is derived from a Schedule 13GIA filed with the SEC on February 17, 2009.

(12)	Represents 1,400,000 shares of common stock owned by Highbridge International LLC. Highbridge International LLC holds 115,100 shares of Common Stock and each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca may be deemed the beneficial owner of the 115,100 shares of Common Stock held by Highbridge International LLC. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC. Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is the Chief Investment Officer of Highbridge Capital Management, LLC. In addition, each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of shares of Common Stock owned by Highbridge International LLC. In addition to the reported shares of Common Stock, the Reporting Persons may be deemed to beneficially own 1,400,000 shares of Common Stock issuable to Highbridge International LLC upon exercise of warrants (the “Warrants”). However, pursuant to the terms of these Warrants, the Warrants cannot be exercised until the later of the completion of a business combination by MBF and April 17, 2008. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC. Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC. Henry Swieca is the Chief Investment Officer of Highbridge Capital Management, LLC. The foregoing should not be construed in and of itself as an admission by any Reporting Person as to beneficial ownership of Shares of Common Stock owned by another Reporting Person. In addition, each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of shares of Common Stock owned by Highbridge International LLC. The business address of Highbridge International LLC is c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies. The foregoing information was derived from a Schedule 13G filed with the SEC on October 19, 2007 and a 13G/A filed with the SEC on January 23, 2008.

Item 13.	Certain Relationships and Related Transactions
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
     Other than the payment of $7,500 per month to MBFHP in connection with the general and administrative services arrangement for services rendered to us, reimbursement for out-of-pocket expenses payable to our officers and directors and reimbursement to MBF Healthcare Management for costs arising from our officers’ and directors’ use of its corporate jet, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers, directors, or existing stockholder or any of their respective affiliates prior to or in connection with the business combination. In 2008, the expense for rent and general and administrative services and for the use of the corporate jet was $90,000 and $13,500, respectively.
     On August 7, 2008, we entered into a $300,000 non-revolving line of credit facility with MBF Healthcare Management, LLC, an affiliate of several officers of the Company. The proceeds of this line of credit is being used for purposes of funding the Company’s operating costs through April 2009. The line of credit bears interest at 5% per annum and all interest and principal is payable upon the earlier of the consummation of a Business Combination or the dissolution of the Company. On October 31, 2008, the line of credit was increased to $2,000,000. On February 5, 2009, the line of credit was increased to $3,000,000. The balance on the line of credit as of December 31, 2008 was $2,386,795.

Item 14.	Principal Accountant Fees and Services
     Audit Fees. The aggregate fees for professional services rendered by Grant Thornton LLP, our independent auditors, for SAS 100 quarterly reviews, year-end audit of our financial statements and in 2007, fees related to our IPO, were approximately $84,000 and $101,000 for the fiscal years ended December 31, 2008 and 2007, respectively.
     Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. For the year ended December 31, 2008 approximately, $51,000 in such fees paid to Grant Thornton LLP related to review of proxy material, filed with the SEC. No such fees were paid in 2007.
     Tax Fees. Tax fees for compliance services rendered by Grant Thornton LLP were approximately $12,000 for the fiscal year ended December 31, 2008. There were no fees paid for tax planning and tax advice rendered by Grant Thornton LLP for the fiscal year ended December 31, 2008. There were no tax fees paid to Grant Thornton LLP for the fiscal year ended December 31, 2007.
     All Other Fees. There were no fees paid to Grant Thornton LLP for services other than audit services, audit-related services and tax compliance rendered by Grant Thornton LLP for the fiscal years ended December 31, 2008 and 2007.

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
(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Form of Amended and Restated Certificate of Incorporation*

3.2	By-Laws*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Warrant Certificates*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*

10.1	Subscription Agreement, dated September 10, 2008, by and between the Company and MBF Healthcare Partners, L.P.**

10.2	Letter Agreement, dated September 10, 2008, by and between the Company and MBF Healthcare Management, LLC**

10.3	Amended and Restated Letter Agreement, dated October 31, 2008, by and between the Company and MBF Healthcare Management, LLC***

10.4	Amended and Restated Letter Agreement, dated February 5, 2009, by and between the Company and MBF Healthcare Management, LLC****

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)****

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)****

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350****

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350****

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 on amendments thereto (File No. 333-135610)

**	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 8-K, as filed with the SEC on September 16, 2008

***	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 10-Q for fiscal quarter ended September 30, 2008, as filed with the SEC on November 12, 2008

****	Filed herewith

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the years ended December 31, 3008 and 2007, for the period from June 2, 2006 (date of inception) through December 31, 2006 and, for the period from June 2, 2006 (date of inception) through December 31, 2008
F-4

Statements of Stockholders’ Equity (Deficit) from June 2, 2006 (date of inception) through December 31, 2006 and for the years ended December 31, 2007 and 2008	F-5

Statements of Cash Flows for the years ended December 31, 2008 and 2007, for the period from June 2, 2006 (date of inception) through December 31, 2006 and, for the period from June 2, 2006 (date of inception) through December 31, 2008
F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
MBF Healthcare Acquisition, Corp.
We have audited the accompanying balance sheets of MBF Healthcare Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007, the period from June 2, 2006 (date of inception) through December 31, 2006, and the period from June 2, 2006 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, the period from June 2, 2006 (date of inception) through December 31, 2006, and the period from June 2, 2006 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an adverse opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, if the Company is unable to complete a business combination by April 23, 2009, the Company will be required to liquidate. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Grant Thornton LLP
Miami, Florida
March 11, 2009

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$110,158	$957,753
Restricted cash held in Trust Fund	177,107,455	175,501,579
Prepaid expenses	41,771	47,826
Income tax receivable	157,322	—

Total current assets	177,416,706	176,507,158
Deferred acquisition costs	—	22,379
Deferred tax asset	1,763,284	47,110

Total Assets	$179,179,990	$176,576,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$—	$312,505
Accrued expenses	513,630	165,965
Notes Payable — related party	2,386,795	—
Deferred underwriters’ fee	—	6,037,500
Common stock, subject to possible redemption, 6,468,749 shares at redemption value	51,491,242	—
Interest income attributable to common stock subject to possible redemption (net of taxes)	1,979,312	—

Total current liabilities	56,370,979	6,515,970

Common stock, subject to possible redemption, 6,468,749 shares at redemption value	—	51,491,242
Interest income attributable to common stock subject to possible redemption (net of taxes)	—	1,148,636

Total common stock, subject to possible redemption	—	52,639,878

Stockholders’ Equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, Authorized 50,000,000 shares, issued and outstanding 26,593,750 shares (which includes 6,468,749 shares subject to possible redemption)	2,659	2,659
Additional paid-in capital	121,067,529	115,030,029
Retained earnings	1,738,823	2,388,111

Total stockholders’ equity	122,809,011	117,420,799

Total liabilities and stockholders’ equity	$179,179,990	$176,576,647

See notes to financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			June 2, 2006	June 2, 2006
			(date of inception)	(date of inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2008
Revenues	$—	$—	$—	$—
Expenses:
Formation and operating costs	(547,355)	(467,277)	(52,088)	(1,066,720)
Write-off of deferred acquisition costs	(3,579,070)	—	—	(3,579,070)

Net loss before interest income	(4,126,425)	(467,277)	(52,088)	(4,645,790)
Interest income (expense), net	4,417,251	6,186,811	(5,304)	10,598,758

Income (loss) before income tax provision	290,826	5,719,534	(57,392)	5,952,968
Provision for income taxes	(109,438)	(2,125,395)	—	(2,234,833)

Net income (loss)	$181,388	$3,594,139	$(57,392)	$3,718,135

Weighted average shares outstanding
Basic	26,593,750	19,765,668	4,687,500	19,002,784
Diluted	32,617,565	23,633,342	4,687,500	22,844,423

Net earnings (loss) per share:
Basic	$0.01	$0.18	$(0.01)	$0.20
Diluted	$0.01	$0.15	$(0.01)	$0.16
See notes to financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

				Earnings/
				(deficit)
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Total
Balance, June 2, 2006 (date of inception)	—	$—	$—	$—	$—
Initial capitalization from founding stockholder	4,687,500	469	19,531	—	20,000
Net loss	—	—	—	(57,392)	(57,392)

Balance, December 31, 2006	4,687,500	469	19,531	(57,392)	(37,392)

Sale of 343,750 units in a private placement	343,750	34	2,749,966	—	2,750,000

Sale of 4,250,000 warrants to initial stockholders	—	—	4,250,000	—	4,250,000

Sale of 21,562,500 units, net of underwriters’ discount and offering expenses of $12,996,070 (6,468,749 shares subject to possible redemption)	21,562,500	2,156	159,501,774	—	159,503,930
Proceeds subject to possible redemption of 6,468,749 shares	—	—	(51,491,242)	—	(51,491,242)

Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(1,148,636)	(1,148,636)

Net income	—	—	—	3,594,139	3,594,139

Balance, December 31, 2007	26,593,750	2,659	115,030,029	2,388,111	117,420,799

Reversal of accrued underwriters’ fee	—	—	6,037,500	—	6,037,500
Accretion of trust fund relating to common stock subject to possible redemption	—	—	—	(830,676)	(830,676)

Net income	—	—	—	181,388	181,388

Balance, December 31, 2008	26,593,750	$2,659	$121,067,529	$1,738,823	$122,809,011

See notes to financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASHFLOWS

			June 2, 2006	June 2, 2006
			(date of	(date of
			inception)	inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$181,388	$3,594,139	$(57,392)	$3,718,135
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Write-off of deferred acquisiton costs	3,579,070	—	—	3,579,070
Deferred income taxes	(1,716,174)	—	—	(1,716,174)
Changes in:
Prepaid expenses	6,055	(47,826)	—	(41,771)
Income taxes payable/receivable	(469,827)	265,395	—	(204,432)
Accrued expenses	(83,876)	149,679	16,285	82,088

Net cash provided by (used in) operating activities	1,496,636	3,961,387	(41,107)	5,416,916

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust fund	(1,605,876)	(175,501,579)	—	(177,107,455)
Payment of acquistion costs	(3,125,150)	(22,379)	—	(3,147,529)

Net cash used in investing activities	(4,731,026)	(175,523,958)	—	(180,254,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	—	172,500,000	—	172,500,000
Payment of costs of public offering	—	(6,752,080)	(206,489)	(6,958,569)
Proceeds from sale of units in a private placement	—	2,750,000	—	2,750,000
Proceeds from notes payable to a related party	2,386,795	35,000	240,000	2,661,795
Payments of notes payable to a related party	—	(275,000)	—	(275,000)
Proceeds from issuance of common stock to founding stockholders	—	—	20,000	20,000
Proceeds from issuance of warrants	—	4,250,000	—	4,250,000

Net cash provided by financing activities	2,386,795	172,507,920	53,511	174,948,226

(Decrease) increase in cash and cash equivalents	(847,595)	945,349	12,404	110,158
Cash and cash equivalents, beginning of period	957,753	12,404	—	—

Cash and cash equivalents, end of period	$110,158	$957,753	$12,404	$110,158

Supplemental schedule of non-cash financing activity:
Accrual of offering costs	$—	$—	$251,419	$251,419
Common stock subject to possible redemption	—	51,491,242	—	51,491,242
Interest income on common stock subject to possible redemption	830,676	1,148,636	—	1,979,312
Accrual of acquisition costs	431,841	—	—	431,841
Deferred underwriting fees	(6,037,500)	6,037,500	—	—

Cash paid for interest	$—	$4,027	$6,285	$10,312
Cash paid for taxes	$2,295,439	$1,860,000	$—	$4,155,439
See notes to financial statements

MBF HEALTHCARE ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
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
     Going concern consideration — There is substantial doubt about the Company’s ability to continue as a going concern due to the requirement that the Company completes a business combination by April 23, 2009 or it will be forced to liquidate and as a result of a working capital deficiency, without including funds held in trust, as of December 31, 2008. The Company plans to fund its operations by deferring payments to certain vendors and availability under the Company’s line of credit facility with MBF Healthcare Management, LLC (See Note D). There is no assurance that the Company will complete a business combination by April 23, 2009. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
     In the event that the Company does not complete a Business Combination within 24 months from the consummation of the initial public offering, the Company will dissolve pursuant to Section 278 of the DGCL and distribute the proceeds held in the Trust Account to public stockholders, excluding the existing stockholder to the extent of its initial stockholdings and the shares purchased by it in the Private Placement. The Company anticipates that it will take no more than 10 days to effectuate such distribution. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the initial public offering.
     On February 6, 2008, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Critical Homecare Solutions Holdings, Inc. (“CHS”), a Delaware corporation, Kohlberg Investors V, L.P. (the “Seller’s Representative”) and the other stockholders of CHS (each, together with the Seller’s Representative, the “Seller” and collectively the “Sellers”).
     On October 31, 2008, we, CHS and the Sellers mutually terminated the Stock Purchase Agreement. Currently, we are not in negotiation with any qualified acquisition target, and we anticipate we will not be able to complete a business combination by April 23, 2009. As a result, our corporate existence will terminate and our Amended and Restated Certificate of Incorporation requires that we promptly initiate procedures to liquidate and distribute our assets on April 23, 2009.
Note B — Summary of Significant Accounting Policies
[1] Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
[2] Restricted Cash held in Trust Fund
Restricted cash held in Trust Fund consists of investments in a money market fund that invests exclusively in obligations of the U.S. government and its agencies and instrumentalities, and in repurchase agreements collateralized by such securities.
[3] Earnings (loss) per common share:
Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of common stock equivalents have been excluded from the diluted income (loss) per share calculation for the 2006 period presented as the effect is antidilutive. Included in the weighted average shares calculation for Diluted EPS purposes are 6,023,815, 3,867,674 and 3,841,639 shares related to the dilutive effect of outstanding stock warrants for the years ended December 31, 2008 and 2007 and the period from June 2, 2006 through December 31, 2008, respectively.
[4] Use of estimates:
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
[5] Acquisition costs:
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

Due to the termination of the Stock Purchase Agreement between the Company, CHS and the Sellers, $3,579,070 in acquisition related costs incurred through December 31, 2008 in relation to the CHS acquisition were written off in the accompanying statement of operations for the year ended December 31, 2008.
[6] Income taxes:
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The components of the provision for income taxes are as follows:

			June 2, 2006
			(date of
			inception)
	Year ended	Year ended	through
	December 21,	December 31,	December 31,
	2008	2007	2006
Current
Federal	$1,558,781	$1,854,972	$—
State	266,831	317,533	—
Deferred
Federal	(1,465,339)	(40,224)	—
State	(250,835)	(6,886)	—

Provision for Income Taxes	$109,438	$2,125,395	$—

The temporary differences as of December 31, 2008 represent acquisition related costs and other deferred start-up costs and as of December 31, 2007 represent accrued expenses and deferred start-up costs. The Company recorded deferred income tax assets of $1,763,284 and $47,110 as of December 31, 2008 and 2007, respectively.
For the year December 31, 2008 and 2007, the effective tax rate of 38% differs from the statutory rate of 35% due to the provision for state income taxes.
We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, we did not recognize a change in the liability for unrecognized tax benefits.
There were no unrecognized tax benefits as of January 1, 2008, and there have been no material changes in unrecognized tax benefits through December 31, 2008.
The Company is subject to income taxes in the U.S. federal jurisdiction and in the state of Florida. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s policy is to record interest and penalties as part of income tax expense.

[7] Fair value of financial instruments:
Financial instruments consist primarily of cash, cash equivalents, and restricted cash in which the fair market value approximates the carrying value due to its short term nature. It is not practicable to estimate the fair value of notes payable — related party due to its related party nature (See Note D).
[8] Recent accounting pronouncements:
Impact of Recently Issued Accounting Pronouncements
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
As of December 31, 2008 the Company has no financial assets or liabilities that are measured at fair value, other than restricted cash.
On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for the Company’s business combinations once adopted, but the effect depends on the terms of the Company’s business combinations subsequent to December 31, 2008 if any.
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
Note D — Related Party Transactions
[ 1 ] On August 7, 2008, The Company entered into a $300,000 non-revolving line of credit facility as evidenced by a letter agreement with MBF Healthcare Management, LLC, an affiliate of several officers of the Company. The proceeds of this line of credit is being used for purposes of funding the Company’s operating costs through April 2009. The line of credit bears interest at 5% per annum and all interest at 5% per annum and all interest and principal is payable upon the earlier of the consummation of a Business Combination or the dissolution of the Company. On October 31, 2008, the line of credit was increased to $2,000,000. On February 5, 2009, the line of credit was increased to $3,000,000. The balance on the line of credit as of December 31, 2008 was $2,386,795. Interest expense on the line of credit for 2008 was $23,536.
[ 2 ] The Company presently occupies office space provided by MBFHP, an affiliate of several of the officers of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services which commenced on the effective date of the Registration Statement, April 17, 2007 and continues until the earlier of the acquisition of a target business by the Company or the Company’s liquidation. In 2008 and 2007, the expenses for such services were $90,000 and $63,250, respectively. The Company has also agreed to reimburse MBF Healthcare Management, an entity owned by a related party, of up to $750 per person per flight for the use of its corporate jet by the Company’s officers and directors in connection with activities on the Company’s behalf, such as identifying and investigating targets for the Company’s initial Business Combination. In 2008 and 2007, the expenses for the use of the corporate jet were $13,500 and $29,250 of which all was accrued as of December 31, 2008 and 2007.
Note E — Commitments
In connection with the Public Offering, the Company committed to pay a fee of 3.5% of the gross offering proceeds, including the over-allotment option, to the underwriters at the closing of the Public Offering (or the over-allotment option, as the case may be). In addition, the Company committed to pay a deferred fee of 3.5% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company (subject to a pro rata reduction of $0.28 per share for public stockholders who exercise their conversion right). The Company paid the underwriters $6,037,500 upon the closing of the Public Offering and the underwriters’ over-allotment option. The remaining $5,250,000 from the Public Offering and an additional $787,500 from the exercise of the Units that were subject to the underwriters’ over-allotment option, for a total of $6,037,500, had been accrued by the Company as of December 31, 2007. As of December 31, 2008, the Company concluded that the payment of this remaining amount was no longer probable and reversed the accrual against additional paid-in capital.

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
Note H — Common Stock Subject to Possible Redemption
Public stockholders voting against the Company’s initial business combination will be entitled to convert their common stock into a pro rata share of the amount held in the Trust Account (including the amount held in the Trust Account representing the deferred portion of the underwriters’ discounts and commissions), including any interest earned on their pro rata share (net of taxes payable), if the business combination is approved and consummated. Public stockholders who convert their stock into a pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold. As a result of the anticipated timing of any potential redemption, the Company has recorded a current liability of $53,470,554 and a long term liability of $52,639,878 as of December 31, 2008 and 2007, respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2009	MBF HEALTHCARE ACQUISITION CORP.
/s/ Miguel B. Fernandez
Miguel B. Fernandez
Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2009

/s/ Marcio C. Cabrera
Marcio C. Cabrera
Chief Financial Officer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Miguel B. Fernandez Miguel B. Fernandez	Chief Executive Officer (Principal Executive Officer)	March 16, 2009
/s/ Marcio C. Cabrera Marcio C. Cabrera	Senior Vice President, Chief Financial Officer & Director (Principal Financial Officer)	March 16, 2009
/s/ Jorge L. Rico Jorge L. Rico	Senior Vice President, Chief Operating Officer & Director	March 16, 2009
/s/ Antonio L Argiz Antonio L. Argiz	Director	March 16, 2009
/s/ Roger J. Medel M.D. Roger J. Medel M.D.	Director	March 16, 2009
/s/ Carlos A. Saladrigas Carlos A. Saladrigas	Director	March 16, 2009